Form 10QSB
period 1995-06-30
AMERICONNECT INC
filed 1995-08-14
CIK 837993

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C.  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to  __________

Commission file number  0-18654

AmeriConnect, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware

(State of other jurisdiction of incorporation or organization)

48-1056927

(I.R.S. Employer Identification No.)

6750 West 93rd Street, Suite 110, Overland Park, KS

(Address of principal executive offices)

66212

(Zip Code)

(913) 341-8888

(Issuers's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No  ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

As of August 1, 1995, the Issuer had outstanding 6,211,317 shares of Common Stock and 705,433 shares of Class A Common Stock.

Transitional Small Business Disclosure Format (Check One):

Yes  ___   No   X


PART 1 - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

AMERICONNECT, INC.
Consolidated
Balance Sheets

ASSETS                                          June 30,        December 31,
						1995            1994
						(Unaudited)
CURRENT ASSETS
Cash                                            $136,857        $405,942

Accounts receivable, net of allowance
 of $298,648 at 1995 and $288,614 at 1994       2,659,124       2,378,922

Accounts receivable-trade, with affiliates      12,672          9,869

Notes and accounts receivable - agent
 including accrued interest, net of allowance
 of $100,000 (Note 6)                           256,302         253,064

Notes receivable - director/shareholder
 (Note 2)                                       14,500          11,500

Deferred income taxes (Note 4)                  250,000         250,000

Prepaid commissions                             13,111          37,278

Other current assets                            51,108          37,210

 Total current assets                           3,393,674       3,383,785

Non-Current Assets

Equipment and software, net of accumulated
  depreciation and amortization of $188,752
  at 1995 and $154,176 at 1994                  162,847         124,632

Deferred income taxes (Note 4)                  250,000         250,000

Deposits                                        19,402          20,039

TOTAL ASSETS                                    $3,825,923      $3,778,456

See accompanying notes to financial statements




AMERICONNECT, INC.
Consolidated
Balance Sheets

						June 30,        December 31,
						1994            1993
						(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable (Note 3)                       $2,091,332      $2,090,678

Note Payable (Note 3)                           41,802          --

Sales taxes payable                             163,358         131,653

Accrued office closing costs                    9,385           18,692

Other accrued liabilities                       5,835           30,565

Total current liabilities                       2,311,712       2,271,588

NON-CURRENT LIABILITIES

Current deposits                                14,265          14,265

Deferred Income                                 --              13,384

Total liabilities                               2,325,977       2,299,237

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (Note 5)
  Class A common stock, par value $.00001 per
  share; 10,000,000 shares authorized; issued
  6,675,433 shares                              67              67

  Common Stock, par value $.01 per share;
  20,000,000 shares authorized; issued
  6,391,567 shares                              63,916          63,166

  Additional paid-in capital                    3,643,865       3,642,364

  Accumulated deficit                           (2,206,039)     (2,224,515)

  Treasury Stock - class A common, at cost;
    5,970,000 shares                            (60)            (60)

  Treasury Stock - common, at cost; 180,250
    shares                                      (1,803)         (1,803)

    Total stockholders' equity                  1,499,946       1,479,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $3,825,923      $3,778,456

See accompanying notes to financial statements





AMERICONNECT, INC.
Statements of Operations
(Unaudited)

				   For The Three Months    For The Six Months
				   Ended June 30,          Ended June 30,
				   1995        1994        1995        1994

REVENUES

Sales                              $4,378,878  $4,358,628  $8,890,727  $8,546,771

Sales to affiliates                26,410      14,782      41,534      26,658

  Total revenues                   4,405,288   4,373,410,  8,932,261   8,573,429

COSTS AND EXPENSES

  Direct operating costs           3,360,777   3,280,517   6,805,223   6,335,589

  Selling, administrative and
   general expenses                1,055,094   966,819     2,082,065   1,866,968

  Depreciation and amortization    18,777      9,768       34,576      15,935

   Total costs and expense         4,434,648   4,257,104   8,921,864   8,218,492

   Operating Income (loss)         (29,360)    116,306     10,397      354,937

OTHER INCOME (EXPENSE)

  Interest income                  5,558       6,961       12,571      8,514

  Interest expense                 (2,498)     (6,583)     (3,240)     (14,920)

  Loan Fees                        --          (820)       (1,251)     (820)

  Total other income (expense)     3,060       (442)       8,080       (7,226)

NET INCOME BEFORE INCOME TAXES     (26,300)    115,864     18,477      347,711

  Income Tax Expense (Note 9)      --          3,605       --          5,580

  Deferred income taxes (Note 9)   --          --          --          --

NET INCOME (LOSS)                  ($26,300)   $112,259    $18,477     $342,131

  Net income (loss) per common
  and common equivalent share
  (Note 1)                         ($0.004)    $0.017      $0.002      $0.05

  Weighted average common and
  common equivalent shares
  outstanding (Note 1 and 10)      7,327,698   6,789,750   7,327,698   6,789,750

See accompanying notes to financial statements




AMERICONNECT, INC.
Statements of Cash Flows
(Unaudited)

						For the Six     For the Six
						Months Ended    Months Ended
						June 30, 1995   June 30, 1994

Cash flows from operating activities:
  Net Income                                    $18,477         $342,131

  Adjustments to reconcile net income to
   cash provided by/(used in) operating
   activities:
   Depreciation and amortization                34,576          15,935

   Provision for doubtful accounts              162,835         149,085

  (Increase) decrease in assets:
   Accounts receivable                          (443,037)       (973,158)

   Accounts receivable - trade from related
    parties                                     (2,803)         (1,390)

   Other current assets                         10,269          (159,165)

   Deposits                                     637             (7,075)

  Increase (decrease) in liabilities:
   Accounts payable - trade                     654             929,952

   Sales tax payable                            31,705          227,885

   Accured office closing costs                 (9,307)         (8,091)

   Deferred Income                              (13,384)        27.603

   Other accrued liabilities                    (24,730)        (138,963)

     Net cash provided by/(used in) operating
      activities                                (234,108)       404,749

Cash flows from investing activities:
  Purchase of equipment and software            (72,791)        (56,731)

  Notes receivable - directors                  (3,000)         --

  Notes receivable - agents                     (20,000)        (190,000)

  Payments of agents notes receivable           16,762          --

    Net cash provided by/(used in) investing
     activities                                 (79,029)        (246,731)

Cash flows from financing activites:
  Sale of stock to officer/director             --              297,000

  Proceeds from Bank Loan                       1,745,000       --

  Payments on Bank Loan                         (1,703,198)     --

  Sale of Stock to Employees                    2,250           --

    Net cash provided by financing activities   44,052          297,000

Net increase (decrease) in cash                 (269,085)       455,018

Cash at beginning of period                     405,942         122,599

Cash at end of period                           $136,857        $577,617

Supplemental Disclosures of Cash Flow
 Information
  Cash paid during the period for:
    Interest                                    $2,461          $6,406
    Income taxes                                $3,320          $10,496

See accompanying notes to financial statements


AMERICONNECT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	THE COMPANY: AmeriConnect, Inc. and its wholly owned subsidiary, AmeriConnect, Inc. of New Hampshire, (collectively, the "Company") resell long distance telecommunications services primarily to individuals and small to medium-sized businesses. AmeriConnect, Inc. of New Hampshire was formed June 28, 1993, in order to do business in the state of New Hampshire.

	The consolidated balance sheet as of June 30, 1995, the consolidated statements of earnings for the three and six month periods ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1995, and for all periods presented have been made.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for the periods ended June 30, 1995, and June 30, 1994, are not necessarily indicative of the operating results for the full year.


NOTE 2 - NOTE RECEIVABLE - DIRECTOR/SHAREHOLDER

	During 1994 and early 1995, the Company made loans totalling $14,500 to a director/shareholder. These loans are secured by 19,000 shares of the Company's common stock. Interest (due at maturity) is charged at 2 1/2% over the published prime rate found in The Wall Street Journal.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

	The Company has a contract with Sprint Communications, L.P. ("Sprint") to provide telecommunications services for the Company's customers. The agreement covers the pricing of the services for a term of three years beginning May 1994. The Company has a monthly minimum usage commitment of $1,000,000 through April 1997. In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable to Sprint in the following month. The Company was in compliance with the contractual requirements of the agreement throughout the quarter ended
June 30, 1995. The Company is currently in negotiations with Sprint to provide the Company with a new contract for telecommunications services that the Company anticipates would be effective September 1, 1995.

	The Company has a contract with WilTel, Inc. ("WilTel") to provide telecommunications services at discounted rates which will vary based upon the amount of usage by the Company. The term of this usage commitment is thirty-nine (39) months. The Company's agreement with Wiltel calls for a minimum monthly usage commitment of $50,000 through January 1998. In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable to WilTel in the following month. The Company was in compliance with the contractual requirements of the agreement throughout the quarter ended June 30, 1995.

	The Company has a revolving credit facility which allows for maximum borrowings by the Company of the lesser of $1,000,000 or 50% of eligible (less than 61 days old) receivables. Interest is payable monthly at the bank's prime rate (9% at June 30, 1995) plus 1%. Under the terms of the credit facility, the Company is required to meet certain financial covenants. The line is secured by all of the Company's accounts receivable. During the second quarter of 1995, the Company had used this facility for short term borrowings and had $41,802 outstanding at the quarter ended June 30, 1995.


NOTE 4 - INCOME TAXES

	A valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized.


	The valuation allowance was adjusted for the six month period ended
June 30, 1995, and the fiscal year ended December 31, 1994, as follows:

					    June 30, 1995    December 31, 1994

Valuation allowance, beginning of period    $591,512         $688,200

Valuation adjustment                        (31,328)         (96,688)

Adjustment in allowance due to change
  in circumstances                          --               --

Valuation allowance, end of period          $560,184         $591,512




NOTE 5 - COMMON STOCK, WARRANTS AND OPTIONS

	PUBLIC OFFERING:    In its initial public offering in 1989, the
Company issued 828,000 units, each of which consisted of five shares of previously unissued common stock, par value $.01 per share, and five redeemable Class A Warrants at a price per unit of $5.00. Each of the Class
A Warrants, which were transferable separately immediately upon issuance, entitled the holder to purchase for $1.00 one share of common stock and one redeemable Class B common stock purchase warrant ("Class B Warrant"). Each Class B Warrant entitled the holder to purchase one share of common stock at $1.50. The Class A Warrants and Class B Warrant expired on May 29, 1994. The warrants are not common stock equivalents for the purposes of the earnings per share computations. (See Note 1). In addition, the Company granted the underwriter and finder options to purchase 57,600 and 14,400 units, respectively, at $6.00 per unit exercisable over a period of four years commencing one year from the date of the prospectus.


	MISSING STOCK CERTIFICATES: Prior to the Company's initial public offering, the stockholders of record as of March 29, 1989, executed escrow agreements which required the placement in escrow of 150,000 shares of outstanding common stock and 5,970,000 shares of outstanding Class A common stock pending the achievement of certain earnings objectives. These earnings objectives were not met and, consequently, all of the shares subject to the escrow agreement were retired and have been accounted for as treasury stock since December 31, 1992. In addition, in connection with the execution of a voting trust agreement in 1989, certificates representing 3,014,751 shares of Class A common stock were issued in the name of a voting trust in substitution for the certificates held by some of the stockholder-parties to the voting trust agreement. This voting trust expired in June of 1992. During the first quarter of 1992, however, the Company learned that the escrow agent associated with the escrow agreements asserts that it has never received the stock certificates representing the shares subject to the escrow agreements. During the same period, the Company discovered that the certificates representing 2,975,751 of the shares transferred to the voting trust were never delivered to the Company for cancellation. The Company has been unable to locate neither the original share certificates nor the certificates issued to the voting trust. As a result, if a stockholder attempted to transfer any of the shares subject to the escrow agreements or the voting trust agreement in violation of such agreements, there can be no assurance that an innocent transferee could not successfully claim the right to the shares purportedly transferred to him or her. The Company believes, however, that the legends affixed to each of the missing certificates, which state that the shares are subject to the restrictions of the voting trust agreement and the escrow agreements, respectively, are sufficient to prevent a transferee from acquiring a valid claim with respect to the shares represented by the missing certificates. In addition, the Company has obtained affidavits from each holder of the missing certificates that no such purported transfers have been made.

	STOCK OPTION PLANS: On July 29, 1988, the Company adopted a stock option plan allowing 300,000 shares of unissued but authorized common stock for issuance of incentive and/or non-qualified stock options. At June 30, 1995, all options had been granted under the plan, and 22,000 options had been returned to the company by employees who resigned prior to vesting. Such returned options are again available for use under the plan.

	On May 27, 1994, the Company adopted a second stock option plan allowing for 500,000 shares of unissued but authorized common stock for issuance of incentive and/or non-qualified stock options. As of June 30, 1995, 433,000 options under this plan had been granted and 98,000 options had been returned to the Company by employees who resigned prior to vesting.
Such returned options are again available for use under the plan.



Stock option transactions for the period ended June 30, 1995, are summarized below:

				   1988 Plan       1994 Plan       Total

Outstanding, beginning of quarter  185,000         211,000         396,000

  Granted                          --              135,000         135,000

  Exercised                        --              --              --

  Cancelled                        (15,000)        (11,000)        (26,000)

Outstanding, end of period         170,000         335,000         505,000

Option price per share exercised   $0.03 - $0.50   --              $0.03 - $0.50

Price for outstanding options      $0.03 - $0.50   $0.375 - $0.75  $0.03 - $0.75



	The expiration dates for the options issued under the 1988 Plan range from May 1998 to December 2003. At June 30, 1995, 22,000 shares were available for future grants under the 1988 Plan.

	The expiration dates for the options issued under the 1994 Plan range from August 2004 to June 2005. At June 30, 1995, 165,000 shares were available for future grants under the 1994 Plan.

NOTE 6 - NOTES RECEIVABLE

	The Company conducts a portion of its business through agents. Some of these agents have borrowed from the Company in order to obtain necessary capital to expand their operations. These borrowings are represented by short term promissory notes. The terms of the notes permit the Company to withhold the monthly payments from commissions due the agents, if necessary. The interest rate for all the notes is 2 1/2% over the prime rate published by The Wall Street Journal. In addition, accounts receivable resulting from unpaid charges incurred by a specific agent have been classified with these notes receivable. At December 31, 1994, the Company recorded $100,000 as an allowance for bad debt on these notes and related accounts receivable due from a specific agent whose commissions will not be sufficient to cover these amounts. This allowance remained unchanged at June 30, 1995.


NOTE 7 - PROFIT SHARING PLAN

	The Company adopted a 401(k) savings plan effective January 1, 1994, covering nearly all eligible employees with at least six months of service. Under the terms of the plan, employees may contribute up to 15% of their gross wages. The Company matches 100% of the first 3% contributed by each employee. The Company's contribution to the plan was $7,888 for the first six months of 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

	The Company's financial condition and results of operations for the six month period ended June 30, 1995, were affected by its conscious decision to place new sales people in strategic locations throughout the U.S. and its concentrated efforts to form relationships with a few large agents. Due to these actions, selling, administrative and general expenses have increased while sales have remained relatively constant. Management believes that the benefits of these new agency relationships and the placement of the new sales personnel will be positively reflected in the future quarters.

Second Quarter Results 1995 Compared to Second Quarter Results 1994

	Total Revenues. Total revenues increased from $4,373,410 in the second quarter 1994 to $4,405,288 in the second quarter 1995, an increase of $31,878 or approximately 1%. The increase in monthly usage charges resulted from new long distance customers secured by the Company's non-employee sales agents and internal sales force during the second quarter of 1995.

	Direct Operating Costs. Direct operating costs increased from $3,280,517 in the second quarter 1994 to $3,360,777 in the second quarter 1995, an increase of $80,260 or approximately 2%. As a percentage of revenues, direct operating costs increased from approximately 75% in the second quarter of 1994 to approximately 76% in the second quarter of 1995.

	Selling, Administrative and General Expenses. The Company's selling, administrative and general expenses increased from $966,819 in the second quarter 1994 to $1,055,094 in the second quarter 1995, an increase of $88,275 or approximately 9%. As a percentage of revenue, selling, administrative and general expenses increased from approximately 22% in the second quarter 1994 to approximately 24% in the second quarter 1995. The biggest single increase in this expense category was in compensation expenses. The remaining increase is attributable to billing expenses, office occupancy expenses and travel expenses.

	Total compensation expenses for the second quarter increased from $585,528 in the second quarter 1994 to $647,822 in the second quarter 1995, an increase of $62,294 or approximately 11%. This increase is attributable mainly to an increase in the number of sales personnel employed and to agent commissions. Included in commission expense is the amortization of customer lists that the Company purchased from various agents during 1994.

	Fees for billing expenses increased from $98,871 in the second quarter 1994 to $153,637 in the second quarter 1995, an increase of $54,766 or approximately 55%. This increase resulted primarily from the fact that a portion of the billing expenses in the second quarter 1994 were recovered from an agent that the Company had a special arrangement with in early 1994.

	Office occupancy expenses increased from $60,833 in the second quarter 1994 to $98,261 in the second quarter 1995, an increase of $37,428 or approximately 62%. The Company expanded its leased office space from 5,100 square feet in the second quarter of 1994 to 6,800 square feet in the first quarter of 1995. The Company also began to lease computer equipment at the end of the second quarter in 1994. The number of computer workstations leased by the Company increased from six workstations in the second quarter of 1994 to twenty-five workstations in the second quarter of 1995.

	Travel expenses increased from $17,334 in the second quarter 1994 to $35,601 in the second quarter 1995, an increase of $18,267 or approximately 105%. This increase is due to the fact the Company added Area Sales Directors
(ASDs) in the first quarter of 1995 to work with its agent network throughout the United States. Each ASD has their own region of the United States they are covering. Significant travel is required to visit, motivate and train existing and new agent sales personnel as well as contact large customers throughout the regions.


Six Month Results 1995 Compared to Six Month Results 1994.

	Total Revenue. Total revenues increased from $8,573,429 for the first six months of 1994 to $8,932,261 for the first six months of 1995, an increase of 358,832 or approximately 4%.

	Direct Operating Costs. Direct operating costs increased from $6,355,589 for the first six months of 1994 to $6,805,223 for the first six months of 1995, an increase of 469,634 or approximately 7%. As a percentage of revenues, direct operating costs increased from approximately 74% for the first six months of 1994 to 76% for the first six months of 1995. Direct operating costs for the first six months of 1994 included $150,000 in customer appreciation credits from one of the Company's carriers. Without the $150,000 credits, direct operating costs for the first six months of 1994 would have been $6,505,589 or approximately 76% of revenue.

	Selling, Administrative and General Expenses. The Company's selling, administrative and general expenses increased from $1,866,968 for the first six months of 1994 to $2,082,065 for the first six months of 1995, an increase of $215,097 or approximately 12%. As a percentage of revenues, selling, administrative and general expenses increased from approximately 22% during the first six months of 1994 to 23% during the first six months of 1995.

Liquidity and Capital Resources

	On December 31, 1994 and June 30, 1995, the Company had a net worth of $1,479,219 and $1,499,946, respectively. During the first six months of 1994, the Company generated $404,749 cash from operations. Contributing to the cash generated from operations during the six months of 1994 was a $150,000 customer appreciation credit the Company received from one of its carriers.
In the six month period ended June 30, 1995, the Company used $234,108 cash in operations. While accounts receivable increased by approximately $443,000, accounts payable remained relatively unchanged. During the first six months of 1994, the Company changed its payment method with one of its underlying carriers resulting in an extra one-half month of unpaid invoices at June 30, 1994. At June 30, 1995, the Company was current with this underlying carrier.

	The Company has a revolving credit facility which allows for maximum borrowings by the Company of the lessor of $1,000,000 or 50% of eligible (less than 61 days old) receivables. Interest is payable monthly at the bank's prime rate (9% at June 30, 1995) plus 1%. Under the terms of the credit facility, the Company is required to meet certain financial covenants. The line is secured by all of the Company's accounts receivable. During the first six months of 1995, the Company had used this facility for short terms borrowings and had $41,802 outstanding at June 30, 1995.

	The Company has a contract with Sprint to provide telecommunications services for the Company's customers. The agreement covers the pricing of the services for a term of three years beginning May 1994. The Company has a monthly minimum usage commitment of $1,000,000 through April 1997. In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable to Sprint in the following month. The Company was in compliance with the contractual requirements of the agreement as of the quarter ended June 30, 1995. The Company is currently in negotiations with Sprint to provide the Company with a new contract for telecommunications services that the Company anticipates would be effective September 1, 1995.

	The Company has a contract with WilTel to provide telecommunications services at discounted rates which will vary based upon the amount of usage by the Company. The term of this usage commitment is thirty-nine (39) months. The Company's agreement with WilTel calls for a minimum monthly usage commitment of $50,000 through January 1998. In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable to WilTel in the following month. The Company was in compliance with the contractual requirements of the agreement as of the quarter ended June 30, 1995.

	At June 30, 1995, the Company had a ratio of current assets to current liabilities of 1.47. Working capital at June 30, 1995 was $1,081,962.

	In 1994, the Company signed an agreement with an agent representing more than 25,000 residential customers. In order to facilitate the movement of these customers, the Company loaned $141,000 to the agent as an advance against future commissions and paid certain start-up costs on the agent's behalf. While the Company billed these customers for some long distance usage during 1994, due to circumstances beyond the Company's control, the payment performance was well below, and the attrition rate well above, what the Company typically experiences with respect to small and medium-sized business customers. As a result, bad debt expense was in excess of the normal expected rate, and agent commissions were insufficient to pay off the loans which became due in December 1994. As of June 30, 1995, the total amount due from the agent, including the loans was approximately $369,000. At December 31, 1994, the Company recorded $100,000 as an allowance against this amount and is currently negotiating repayment of the loans and advances. This allowance remained unchanged at June 30, 1995. These residential long distance users are no longer customers of the Company. The Company is currently involved in litigation with this agent.

	The Company's business as a non-facilities based reseller of long distance telecommunications services is generally not a capital intensive business, and at December 31, 1994, the Company had no material commitments for capital expenditures. The Company anticipates any additional capital expenditures in the future will be confined to minimal purchases of office fixtures and equipment.

	Currently none of the Company's customers represents more than 2% of the monthly revenues.

	With the availability of the revolving credit facility and anticipated positive cash flows from operations, the Company believes sufficient funds are available to meet operating needs for the foreseeable future. The Company also believes any future inflation will be offset by sales increases and therefore will not have a material adverse effect on the Company's financial position.

Legal Proceedings

	The Company is currently involved in certain disputes that arise in the ordinary course of business including an action in the Federal District Court in Massachusetts filed by a former agent against the Company and an action in the District Court of Johnson County, Kansas filed by the Company against the former agent and a related entity in connection with an agreement for the sale of long distance services to residential customers. The Company is vigorously defending and prosecuting these actions.

PART 2. - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	On May 18, 1995, the Company held an annual meeting of stockholders (the "Annual Meeting"), in connection with which the Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. In connection with the Annual Meeting, the stockholders voted upon the following matters: (i) the election of three directors (constituting the entire board of directors) to the Company's board of directors; (ii) the ratification and approval of the selection of Grant Thornton as the Company's independent public accountants for the fiscal year ending December 31, 1995.

	With respect to items (i) and (ii) above, the results of the votes taken at the Annual Meeting were as follows:

	(i)     Election of Directors

		(a)  Richard K. Halford - 7,264,060 votes for; 5,000 withheld;
		     none abstained.

		(b)  Robert R. Kaemmer - 7,264,060 votes for; 5,000 withheld;
		     none abstained.

		(c)  Janet M. Flynn - 7,264,060 votes for; 5,000 withheld;
		     none abstained.

		     Messrs. Halford, Kaemmer and Ms. Flynn constitute the entire board of directors of the Company.

	(ii) Ratification of Selection of Grant Thornton - 7,264,060 votes for; none withheld; 5,000 abstained.



ITEM 6. Exhibits and Reports on Form 8-K

(a)     Not Applicable

(b)     Reports on 8-K
	Not Applicable.



SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized (the undersigned being its President).

					       AMERICONNECT, INC.

Date:   August 14, 1995
					       /s/ Robert R. Kaemmer
					       Robert R. Kaemmer
					       President