Form 10QSB/A
period 1995-06-30
AMERICONNECT INC
filed 1995-10-02
CIK 837993

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from __________ to ____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to filesuch reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

     As of Augutst 1, 1995, the Issuer had outstanding 6,211,317 shares of Common Stock and 705,433 shares of Class A Common Stock.

Transitional Small Business Disclosure Format (Check one):
Yes ____             No   X


ITEM 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits
           27. Financial Data Schedule

    (b)    Reports on 8-K
           Not Applicable


SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized (the undersigned being its President).



                                        AMERICONNECT, INC.

Date:  September 29, 1995

                                        /s/ Robert R. Kaemmer
                                        Robert R. Kaemmer
                                        President