Form 10QSB
period 1995-09-30
AMERICONNECT INC
filed 1995-11-16
CIK 837993

THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FILED ON NOVEMBER 15, 1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1995

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from _____________________ to ______________________
                          Commission file number  0-18654

                            AmeriConnect, Inc.

     (Exact name of small business issuer as specified in its charter)


     Delaware                                          48-1056927

(State of other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)


  6750 West 93rd Street, Suite 110, Overland Park, KS 66212

(Address of principal executive offices)
(Zip Code)

  (913) 341-8888
(Issuers's telephone number, including area code


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

As of November 1, 1995, the Issuer had outstanding 6,211,317 shares of Common Stock and 705,433 shares of Class A Common Stock.

Transitional Small Business Disclosure Format (check one):
Yes ___   No  X

                      PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                AMERICONNECT, INC.
                                Consolidated
                                Balance Sheets


        ASSETS                                  September 30,   December 31
                                                1995            1994
                                                (Unaudited)

CURRENT ASSETS

  Cash                                          $  574,457      $  405,942

  Accounts receivable, net of allowance of
     $333,248 at 1995 and $288,614 at 1994      2,163,200       2,223,298


  Accounts receivable-trade, with affiliates    12,651          9,869


  Notes and accounts receivable - agents,
  including accrued interest, net of allowance
  of $260,000 at 1995 and $100,000 at
  1994 (Note 6)                                 193,824         408,688


  Notes receivable - director/shareholder
  (Note 2)                                      14,500          11,500


  Deferred income taxes (Note 4)                250,000         250,000


  Prepaid commissions                           --              37,278


  Other current assets                          38,992          37,210


    Total current assets                        3,247,624       3,383,785


NON-CURRENT ASSETS

  Equipment and software, net of accumulated
  depreciation and amortization of $207,562
  at 1995 and $154,176 at 1994                  153,840         124,632


  Deferred income taxes (Note 4)                250,000         250,000


  Deposits                                      23,722          20,039


TOTAL ASSETS                                    $3,675,186      $3,778,456


See accompanying notes to financial statements


                                AMERICONNECT, INC.
                                Consolidated
                                Balance Sheets



                                                September 30,   December 31,
                                                1995
                                                (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES


  Accounts payable (Note 3)                     $2,192,943      $2,090,678

  Note payable (Note 3)                         343,317         --

  Sales tax payable                             142,181         131,653

  Accrued office closing costs                  5,343           18,692

  Other accrued liabilities                     7,083           30,565

        Total current liabilities               2,690,867       2,271,588


NON-CURRENT LIABILITIES

  Customer deposits                             6,765           14,265

  Deferred income                               --              13,384

        Total liabilities                       2,697,632       2,299,237


COMMITMENTS AND CONTINGENCIES (Note 3)          --              --


STOCKHOLDERS' EQUITY (Note 5)
  Class A common stock, par value $.00001 per
  share; 10,000,000 shares authorized;
  issued 6,675,433 shares                       67              67


  Common stock, par value $.01 per share;
  20,000,000 shares authorized; issued
  6,391,567 shares                              63,916          63,166


  Additional paid-in capital                    3,643,865       3,642,364


  Accumulated deficit                           (2,728,431)     (2,224,515)


  Treasury stock - class A common, at cost;
  5,970,000 shares                              (60)            (60)


  Treasury stock - common, at cost;
  180,250 shares                                (1,803)         (1,803)


     Total stockholders' equity                 977,554         1,479,219


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $3,675,186       $3,778,456


    See accompanying notes to financial statements


                                AMERICONNECT, INC.
                                Consolidated
                                Statements of Earnings
                                (Unaudited)



                        For The Three Months            For the Nine Months
                        Ended September 30,             Ended September 30,

                        1995            1994            1995            1994


REVENUES

  Sales                    $4,177,064   $4,335,971      $13,067,791   $12,882,742

  Sales to affiliates      21,435       16,518          62,969       43,176


        Total revenues     4,189,499    4,352,489       13,130,760   12,925,918


COSTS AND EXPENSES

  Direct operating costs    3,487,873   3,226,121       10,293,096   9,561,710

  Selling, administrative
  and general expenses     1,215,695    961,581         3,297,760    2,828,549


  Depreciation and
   amortization            18,810       11,349          53,386       27,284


    Total costs
    and expenses           4,722,378    4,199,051       13,644,242   12,417,543


    Operating income
    (loss)                 (523,879)    153,438         (513,482)    508,375


OTHER INCOME (EXPENSE)

  Interest income          4,215        9,741           16,786       18,255

  Interest expense         (3,106)      (1,900)         (6,346)      (16,820)

  Loan fees                --           --              (1,251)      (2,081)

  Miscellaneous            377          5,094           377          6,355

        Total other income
        (expense)          1,486        12,935          9,566        5,709


NET INCOME (LOSS)
BEFORE INCOME TAXES        (522,393)    166,373         ($503,916)    514,084

  Income tax expense
  (Note 4)                 --           5,325           --           10,905

NET INCOME (LOSS)          ($522,393)   $161,048        ($503,916)   $503,179

  Net income (loss)
  per common and common
  equivalent share         ($.071)      $0.02           ($.068)      $0.07

  Weighted average common
  and common equivalent
  shares outstanding
  (Note 5)                 7,366,999    6,789,750       7,366,999    6,789,750


                See accompanying notes to financial statements



                                AMERICONNECT, INC.
                                Consolidated
                                Statements of Cash Flows
                                (Unaudited)

                                                For the Nine    For the Nine
                                                Months Ended    Months Ended
                                                September 30,   September 30,
                                                1995            1995


Cash flows from operating activities:
  Net income                                    (503,916)       $503,179

  Adjustments to reconcile net income
  to cash provided by/(used in)
  operating activities:
    Depreciation and amortization               53,386          27,284


    Provision for doubtful accounts             376,555         160,530

  (Increase) decrease in assets:
    Accounts receivable-trade                   (156,457)       (1,061,755)

  Accounts receivable - trade from
  related parties                               (2,782)         --

  Other current assets                          35,496          (85,588)

  Deposits                                      (3,683)         (8,048)

  Increase (decrease) in liabilities:
  Accounts payable - trade                      102,265         490,820

  Sales tax payable                             10,528          --

  Accrued office closing costs                  (13,349)        (11,405)

  Other accrued liabilities                     (23,482)        108,544

  Customer deposits                             (7,500)         --

  Deferred income                               (13,384)        --

  Net loss from disposal of assets              --              1,129

        Net cash provided by (used
        in) operating activities                (146,323)       124,689


Cash flows from investing activities:
  Purchase of equipment and software            (82,593)        (74,376)

  Notes receivable - directors                  (3,000)         --

  Notes receivable - agents                     (20,000)        (206,500)

  Payment on agents notes receivable            74,864          (1,500)

        Net cash used in investing
        activities                              (30,729)        (279,376)

Cash flows from financing activities:
  Proceeds from bank loan                       4,130,000       1,000,000

  Payments on bank loan                         (3,786,683)     (1,000,000)

  Sale of stock to employee                     2,250           --

  Sale of stock to officer/director             --              297,000

        Net cash provided by financing
        activities                              345,567         297,000

Net increase in cash                            168,515         142,313

Cash at beginning of period                     405,942         122,599

Cash at end of period                           574,457         264,912

Supplemental disclosures of cash flow
information
  Cash paid during the period for:
    Interest paid                               $5,370          $16,820
    Income taxes                                $3,340          $ 6,600


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

     The consolidated balance sheet as of September 30, 1995, the consolidated statements of earnings for the three and nine month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1995, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for the periods ended September 30, 1995, and September 30, 1994, are not necessarily indicative of the operating results for the full year.

     Certain balances from the Company's December 31, 1994 financial statements have been reclassified to conform to the presentation of the September 30, 1995 financial statements.


NOTE 2 - NOTE RECEIVABLE - DIRECTOR/SHAREHOLDER

     During 1994 and early 1995, the Company made loans totalling $14,500 to a director/shareholder. These loans are due and payable on December 31, 1995, and are secured by 19,000 shares of the Company's common stock. Interest (due at maturity) is charged at 2 1/2% over the published prime rate found in The Wall Street Journal.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

     The Company has a contract with Sprint Communications, L.P. ("Sprint") to provide telecommunications services for the Company's customers. The agreement covers the pricing of the services for a term of two years beginning September 1995. The Company has a monthly minimum usage commitment of $1,000,000 through August 1996 and $1,200,000 from September 1996 to August 1997. In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable by the Company to Sprint in the following month. For the month of September 1995, the Company did not meet the minimum billing requirement, but obtained a waiver releasing the Company from the shortfall.

     The Company has a contract with WilTel, Inc. ("WilTel") to provide telecommunications services at discounted rates which will vary based upon the amount of usage by the Company. The term of this usage commitment is thirty-nine (39) months. The Company's agreement with WilTel calls for a minimum monthly usage commitment of $50,000 through January 1998. In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable by the Company to WilTel in the following month. The Company was in compliance with the contractual requirements of the agreement throughout the quarter ended September 30, 1995.

     The Company has a revolving credit facility which allows for maximum borrowings by the Company of the lesser of $1,000,000 or 50% of eligible (less than 61 days old) receivables. Interest is payable monthly at the bank's prime rate (8.75% at September 30, 1995) plus 1%. Under the terms of the credit facility, the Company is required to meet certain financial covenants. The line is secured by all of the Company's accounts receivable. During the third quarter of 1995, the Company used this facility for short term borrowings and had $343,317 outstanding at September 30, 1995.


NOTE 4 - INCOME TAXES

     A valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized.

     The valuation allowance was adjusted for the nine month period ended September 30, 1995, and the year ended December 31, 1994, as follows:

                                        September 30, 1995  December 31, 1994

Valuation allowance, beginning of period        $591,512           $688,200

Valuation adjustment                            231,461            (96,688)

Adjustment in allowance due to
  change in circumstances                       --                 --

Valuation allowance, end of period              $822,973           $591,512


NOTE 5 - COMMON STOCK, WARRANTS AND OPTIONS

     PUBLIC OFFERING:    In its initial public offering in 1989, the Company
issued 828,000 units, each of which consisted of five shares of previously unissued common stock, par value $.01 per share, and five redeemable Class A Warrants at a price per unit of $5.00. Each of the Class A Warrants, which were transferable separately immediately upon issuance, entitled the holder to purchase for $1.00 one share of common stock and one redeemable Class B common stock purchase warrant ("Class B Warrant"). Each Class B Warrant entitled the holder to purchase one share of common stock at $1.50. The Class A Warrants and Class B Warrants expired unexercised on May 29, 1994. The warrants are not common stock equivalents for the purposes of the earnings per share computations. (See Note 1). In addition, the Company granted the underwriter and finder options to purchase 57,600 and 14,400 units, respectively, at $6.00 per unit exercisable over a period of four years commencing one year from the date of the prospectus.

     MISSING STOCK CERTIFICATES: Prior to the Company's initial public offering, the stockholders of record as of March 29, 1989, executed escrow agreements which required the placement in escrow of 150,000 shares of outstanding common stock and 5,970,000 shares of outstanding Class A common stock pending the achievement of certain earnings objectives. These earnings objectives were not met and, consequently, all of the shares subject to the escrow agreement were retired and have been accounted for as treasury stock since December 31, 1992. In addition, in connection with the execution of a voting trust agreement in 1989, certificates representing 3,014,751 shares of Class A common stock were issued in the name of a voting trust in substitution for the certificates held by some of the stockholder-parties to the voting trust agreement. This voting trust expired in June of 1992. During the first quarter of 1992, however, the Company learned that the escrow agent associated with the escrow agreements asserts that it has never received the stock certificates representing the shares subject to the escrow agreements. During the same period, the Company discovered that the certificates representing 2,975,751 of the shares transferred to the voting trust were never delivered to the Company for cancellation. The Company has been unable to locate the original share certificates or the certificates issued to the voting trust.

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

     STOCK OPTION PLANS: On July 29, 1988, the Company adopted a stock option plan allowing 300,000 shares of unissued but authorized common stock for issuance of incentive and/or non-qualified stock options. At September 30, 1995, all options had been granted under the plan, and 22,000 options had been returned to the company by employees who resigned prior to vesting. Such returned options are again available for use under the plan.

     On May 27, 1994, the Company adopted a second stock option plan allowing for 500,000 shares of unissued but authorized common stock for issuance of incentive and/or non-qualified stock options. As of September 30, 1995, 458,000 options under this plan had been granted and 102,500 options had been returned to the Company by employees who resigned prior to vesting. Such returned options are again available for use under the plan.

Stock option transactions for the period ended September 30, 1995, are summarized below:

                                1988 Plan        1994 Plan         Total

Outstanding, beginning of
  quarter                       170,000          335,000           505,000

  Granted                       --               25,000            25,000

  Exercised                     --               --                --

  Cancelled                     --               (4,500)           (4,500)

Outstanding, end of period      170,000          355,500           525,500


Price for outstanding options   $0.03 - $0.50    $0.375 - $0.75    $0.03 - $0.75

     The expiration dates for the options issued under the 1988 Plan range from May 1998 to December 2003. At September 30, 1995, 22,000 shares were available for future grants under the 1988 Plan.

     The expiration dates for the options issued under the 1994 Plan range from August 2004 to June 2005. At September 30, 1995, 144,500 shares were available for future grants under the 1994 Plan.


NOTE 6 - NOTES RECEIVABLE

     The Company conducts a portion of its business through agents. Some of these agents have borrowed from the Company in order to obtain necessary capital to expand their operations. These borrowings are represented by short term promissory notes. The terms of the notes permit the Company to withhold the monthly payments from commissions due the agents, if necessary. The interest rate for all the notes is 2 1/2% over the prime rate published by The Wall Street Journal. In addition, accounts receivable resulting from unpaid charges incurred by a specific agent have been classified with these notes receivable. At September 30, 1995, and December 31, 1994, the Company recorded $260,000 and $100,000, respectively, as an allowance for bad debt on these notes and related accounts receivable due from a specific agent whose commissions will not be sufficient to cover these amounts. The Company is currently involved in litigation with this agent and is aggressively pursuing recovery of all amounts due.


NOTE 7 - PROFIT SHARING PLAN

     The Company adopted a 401(k) savings plan effective January 1, 1994, covering nearly all employees with at least six months of service. Under the terms of the plan, employees may contribute up to 15% of their gross wages. The Company matches 100% of the first 3% contributed by each employee. The Company's contribution to the plan was $11,779 for the first nine months of 1995.


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                   PLAN OF OPERATIONS


General

     The Company's financial condition and results of operations for the three and nine month periods ended September 30, 1995, were negatively affected primarily by the recording of significant accounting write-offs and competitive industry conditions.

     Throughout previous quarters, the Company had recorded credits due from one of their telecommunications providers which the Company believed at the time should be applied to reduce usage costs. During the quarter ended September 30, 1995, approximately $200,000 of these previously recorded credits were determined to be uncollectible and were written off. This write-off inflated direct operating costs and reduced overall margins for the quarter and nine month period ended September 30, 1995. The Company does not anticipate any further write downs in previously recorded credits.

     In 1994, the Company signed an agreement with an agent representing more than 25,000 residential customers. In order to facilitate the movement of these customers, the Company loaned $141,000 to the agent as an advance against future commissions and paid certain start-up costs on the agent's behalf. While the Company billed these customers for approximately $1,000,000 in long distance usage during 1994, due to circumstances beyond the Company's control, the payment performance was well below, and the attrition rate well above what the Company typically experiences with respect to small and medium-sized business customers. As a result, bad debt expense was in excess of the normal expected rate, and agent commissions were insufficient to pay off the loans which became due in December 1994. As of September 30, 1995, the total amount due from the agent, including the loans was approximately $414,000. As of December 31, 1994, the Company had recorded $100,000 as an allowance against the start-up costs due from the agent and uncollected billings due from the customers represented by this agent. During the quarter ended September 30, 1995, the Company determined that all start-up costs and billings from this agent are doubtful and, accordingly, an additional $160,000 allowance was required. The additional $160,000 allowance negatively impacted sales, general and administrative expenses for the quarter and nine month period ended September 30, 1995. These residential long distance users are no longer customers of the Company. The Company is currently involved in litigation with this agent and is aggressively pursuing recovery of all amounts due.

     During the third quarter, revenue per minute dropped by approximately 6%, and revenues decreased $162,990 or approximately 4%, despite an increase in minutes of use of 785,000 minutes or approximately 3%. This reflects the
competitive nature of the long distance market.   In response to these
conditions, the Company intends to continue its efforts to increase revenues by securing new agents and increasing sales through aggressive promotional campaigns. There can be no assurance, however, that such efforts will be successful.

Third Quarter Results 1995 Compared to Third Quarter Results 1994

     Total Revenues. Total revenues decreased from $4,352,489 in the third quarter 1994 to $4,189,499 in the third quarter 1995, a decrease of $162,990 or approximately 4%. The decrease is due mainly to the loss in late 1994 of an agent that represented a large number of residential customers. This customer base did not exist during the third quarter of 1995.

     Direct Operating Costs. Direct operating costs increased from $3,226,121 in the third quarter 1994 to $3,487,873 in the third quarter 1995, an increase of $261,752 or approximately 8%. This increase is attributable primarily to increased usage (in minutes) by the Company's customers. As a percentage of revenues, direct operating costs increased from approximately 74% in the third quarter of 1994 to approximately 83% in the third quarter of 1995. The increase in direct operating costs was caused in large part by the previously mentioned $200,000 write-off of credits requested from a supplier. Excluding the effects of the write-off in the third quarter of 1995, direct operating costs increased $61,752 or approximately 2% and were approximately 78% of revenues. The increase in direct operating costs as a percentage of revenues, as adjusted, results primarily from competitive pressures, which reduced the revenue per minute charged to the Company's customers while the rates charged by the Company's major underlying carrier remained constant. Effective September 1, 1995, a new contract with such carrier lowered the Company's costs.

     Selling, Administrative and General Expenses. The Company's selling, administrative and general expenses increased from $961,581 in the third quarter 1994 to $1,215,695 in the third quarter 1995, an increase of $254,114 or approximately 26%. Excluding the write-off of the $160,000 allowance for doubtful amounts due from an agent, selling, administrative and general expenses increased $94,114 or approximately 10%. As a percentage of revenue, selling, administrative and general expenses increased from approximately 22% in the third quarter 1994 to approximately 29% in the third quarter 1995. Excluding the write-off of the $160,000 allowance for doubtful amounts due from an agent, selling, administrative and general expenses were 25% of revenues. The biggest single increase in this expense category was in compensation expenses associated with the Company's strategy of increasing sales through expanded use of sales agents. The remaining increase is attributable to bad debt expenses, billing expenses, office occupancy expenses and travel expenses.

     Total compensation expenses for the third quarter increased from $539,689 in the third quarter 1994 to $654,373 in the third quarter 1995, an increase of $114,684 or approximately 21%. This increase is attributable mainly to an increase in the number of sales personnel employed. Commission expenses have also increased due to the Company's strategic decision to offer more aggressive commission plans to remain competitive and attract quality agents and sales personnel in response to increasingly competitive industry conditions.

     Total bad debt expenses for the third quarter increased from $71,700 in the third quarter of 1994 to $176,850 in the third quarter of 1995, an increase of $105,150 or approximately 147%. This increase resulted primarily from the $160,000 additional reserve recorded against certain agent notes receivable.

     Fees for billing expenses increased from $109,378 in the third quarter 1994 to $159,136 in the third quarter 1995, an increase of $49,758 or approximately 45%. This increase resulted primarily from the fact that a portion of the billing expenses incurred during the third quarter 1994 were recovered from an agent.

     Office occupancy expenses increased from $63,953 in the third quarter 1994 to $81,528 in the third quarter 1995, an increase of $17,575 or approximately 27%. The Company expanded its leased office space from 5,100 square feet in the second quarter of 1994 to 6,800 square feet in the first quarter of 1995 to accommodate the increase in sales and sales support personnel.

     Travel expenses increased from $9,930 in the third quarter 1994 to $20,863 in the third quarter 1995, an increase of $10,933 or approximately 110%. This increase is due to the fact the Company added Area Sales Directors
(ASDs) during 1995 to work with its agent network throughout the United States. The Company has also placed two Account Executives in the Atlanta area to help expand our presence in the Southeast. While each ASD is responsible for a specific region of the United States, significant travel is required to visit, motivate and train existing and new agent sales personnel as well as contact large customers throughout the regions.


Nine Month Results 1995 Compared to Nine Month Results 1994

     Total Revenues. Total revenues increased from $12,925,918 for the first nine months of 1994 to $13,130,760 for the first nine months of 1995, an increase of $204,842 or approximately 2%. This reflects the competitive nature of the long distance market as minutes of use increased by approximately 7%, but revenue per minute decreased by approximately 6%.

     Direct Operating Costs. Direct operating costs increased from $9,561,710 for the first nine months of 1994 to $10,293,096 for the first nine months of 1995, an increase of $731,386 or approximately 8%. As a percentage of revenues, direct operating costs increased from approximately 74% for the first nine months of 1994 to 78% for the first nine months of 1995. Direct operating costs for the first nine months of 1994 included $150,000 in customer appreciation credits from one of the Company's carriers. Without the $150,000 credit, direct operating costs for the first nine months of 1994 would have been $9,711,710 or approximately 75% of revenue. Direct operating costs for 1995 were negatively impacted by the $200,000 write-off of credits due from a supplier. Without the $200,000 write-off, direct operating costs for the first nine months of 1995 would have been $10,093,096 or approximately 77% of revenue. The increase in direct operating costs as a percentage of revenues, as adjusted, results primarily from competitive pressures, which reduced the revenue per minute charged to the Company's customers while the rates charged by the Company's major underlying carrier remained constant. Effective September 1, 1995, a new contract with such carrier lowered the Company's costs.

     Selling, Administrative and General Expenses. The Company's selling, administrative and general expenses increased from $2,828,549 for the first nine months of 1994 to $3,297,760 for the first nine months of 1995, an increase of $469,211 or approximately 17%. As a percentage of revenues, selling, administrative and general expenses increased from approximately 22% during the first nine months of 1994 to 25% during the first nine months of 1995. The biggest single increase in this expense category was in compensation expenses associated with the Company's strategy of increasing sales through expanded use of sales agents. The remaining increase is attributable to bad debt expenses, billing expenses, office occupancy expenses and travel expenses.


Liquidity and Capital Resources

     On December 31, 1994 and September 30, 1995, the Company had a net worth of $1,479,219 and $977,554, respectively. During the first nine months of 1994, the Company generated $124,689 cash from operations. Contributing to the cash generated from operations during the first nine months of 1994 was a $150,000 customer appreciation credit the Company received from one of its carriers. In the nine month period ended September 30, 1995, the Company used $146,323 cash in operations.

     The Company has a revolving credit facility which allows for maximum borrowings by the Company of the lessor of $1,000,000 or 50% of eligible (less than 61 days old) receivables. Interest is payable monthly at the bank's prime rate (8.75% at September 30, 1995) plus 1%. Under the terms of the credit facility, the Company is required to meet certain financial covenants. The line is secured by all of the Company's accounts receivable. During the first nine months of 1995, the Company had used this facility for short terms borrowings and had $343,317 outstanding at September 30, 1995.

     The Company has a contract with Sprint to provide telecommunications services for the Company's customers. The agreement covers the pricing of the services for a term of two years beginning September 1995. The Company has a monthly minimum usage commitment of $1,000,000 through August 1996 and $1,200,000 from September 1996 to August 1997. In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable by the Company to Sprint in the following month. For the month of September 1995, the Company did not meet the minimum billing requirement but obtained a waiver releasing the Company from the shortfall.

     The Company has a contract with WilTel to provide telecommunications services at discounted rates which will vary based upon the amount of usage by the Company. The term of this usage commitment is thirty-nine (39) months. The Company's agreement with WilTel calls for a minimum monthly usage commitment of $50,000 through January 1998. In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable by the Company to WilTel in the following month. The Company was in compliance with the contractual requirements of the agreement as of the quarter ended September 30, 1995.

     At September 30, 1995, the Company had a ratio of current assets to current liabilities of 1.21. Working capital at September 30, 1995 was $556,757.

     In 1994, the Company signed an agreement with an agent representing more than 25,000 residential customers. In order to facilitate the movement of these customers, the Company loaned $141,000 to the agent as an advance against future commissions and paid certain start-up costs on the agent's behalf. The Company is currently negotiating repayment of the loans and accrued interest thereon.

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


Legal Proceedings

     The Company is currently involved in certain disputes that have arisen in the ordinary course of business, including an action in the District Court of Johnson County, Kansas filed by the Company against a former agent and a related entity in connection with an agreement for the sale of long distance services to residential customers. The Company is vigorously prosecuting these actions.


                        PART 2. - OTHER INFORMATION


ITEM 6.      Exhibits and Reports on Form 8-K

     (a) Financial Data Schedule

     (b) Reports on 8-K
               Not Applicable

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized (the undersigned being its President).

                                        AMERICONNECT, INC.

Date:    November 14, 1995
                                        /s/ Robert R. Kaemmer
                                        Robert R. Kaemmer
                                        President