Form 10QSB/A
period 1995-06-30
AMERICONNECT INC
filed 1995-11-21
CIK 837993

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB/A-2
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

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

  (913) 341-8888
(Issuer's telephone number, including area code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 1, 1995, the Issuer had outstanding 6,211,317 shares of Common Stock and 705,433 shares of Class A Common Stock.

Transitional Small Business Disclosure Format (check one):
Yes            No  X

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

                                       AMERICONNECT, INC.

Date:  November 21, 1995
                                        /s/ Robert R. Kaemmer
                                        Robert R. Kaemmer
                                        President