Form 10-Q/A
period 1995-09-30
AMERICONNECT INC
filed 1995-12-07
CIK 837993

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10-QSB/A
(Mark One)

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


    See accompanying notes to financial statements


                                AMERICONNECT, INC.
                                Consolidated
                                Statements of Earnings
                                (Unaudited)



                        For The Three Months            For the Nine Months
                        Ended September 30,             Ended September 30,

                        1995            1994            1995            1994


REVENUES

  Sales                    $4,177,064   $4,335,971      $13,067,791   $12,882,742

  Sales to affiliates      21,435       16,518          62,969       43,176


        Total revenues     4,198,499    4,352,489       13,130,760   12,925,918


COSTS AND EXPENSES

  Direct operating costs   3,487,873   3,226,121       10,293,096   9,561,710

  Selling, administrative
  and general expenses     1,215,695    961,581         3,297,760    2,828,549


  Depreciation and
   amortization            18,810       11,349          53,386       27,284


    Total costs
    and expenses           4,722,378    4,199,051       13,644,242   12,417,543


    Operating income
    (loss)                 (523,879)    153,438         (513,482)    508,375


OTHER INCOME (EXPENSE)

  Interest income          4,215        9,741           16,786       18,255

  Interest expense         (3,106)      (1,900)         (6,346)      (16,820)

  Loan fees                --           --              (1,251)      (2,081)

  Miscellaneous            377          5,094           377          6,355

        Total other income
        (expense)          1,486        12,935          9,566        5,709


NET INCOME (LOSS)
BEFORE INCOME TAXES        (522,393)    166,373         ($503,916)    514,084

  Income tax expense
  (Note 4)                 --           5,325           --           10,905

NET INCOME (LOSS)          ($522,393)   $161,048        ($503,916)   $503,179

  Net income (loss)
  per common and common
  equivalent share         ($.071)      $0.02           ($.068)      $0.07

  Weighted average common
  and common equivalent
  shares outstanding
  (Note 5)                 7,366,999    6,789,750       7,366,999    6,789,750


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

     During the third quarter, revenue per minute dropped by approximately 6%, and revenues decreased $153,990 or approximately 4%, despite an increase in minutes of use of 785,000 minutes or approximately 3%. This reflects the
competitive nature of the long distance market.   In response to these
conditions, the Company intends to continue its efforts to increase revenues by securing new agents and increasing sales through aggressive promotional campaigns. There can be no assurance, however, that such efforts will be successful.

Third Quarter Results 1995 Compared to Third Quarter Results 1994

     Total Revenues. Total revenues decreased from $4,352,489 in the third quarter 1994 to $4,198,499 in the third quarter 1995, a decrease of $153,990 or approximately 4%. The decrease is due mainly to the loss in late 1994 of an agent that represented a large number of residential customers. This customer base did not exist during the third quarter of 1995.

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

     The Company has a revolving credit facility which allows for maximum borrowings by the Company of the lessor of $1,000,000 or 50% of eligible (less than 61 days old) receivables. Interest is payable monthly at the bank's prime rate (8.75% at September 30, 1995) plus 1%. Under the terms of the credit facility, the Company is required to meet certain financial covenants. The line is secured by all of the Company's accounts receivable. During the first nine months of 1995, the Company had used this facility for short term borrowings and had $343,317 outstanding at September 30, 1995.

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

                                        AMERICONNECT, INC.

Date:    December 7, 1995
                                        /s/ Robert R. Kaemmer
                                        Robert R. Kaemmer
                                        President