Form 10KSB
period 1995-12-31
AMERICONNECT INC
filed 1996-04-15
CIK 837993

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-KSB
MARK ONE
     [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                    OR

  [  ]         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER 0-18654

                            AMERICONNECT, INC.
        (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                                 DELAWARE
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

6750 WEST 93RD STREET, SUITE 110, OVERLAND PARK, KS  66212
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                48-1056927
               (I.R.S. EMPLOYER IDENTIFICATION NO.)

                              (913) 341-8888
             (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                    --------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE
ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE
ACT:  COMMON STOCK, PAR VALUE $.01 PER SHARE.

                    ---------------------

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE
FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST
12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS
REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X  NO ___

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF ISSUER'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE
$17,099,635.

TO THE BEST OF THE COMPANY'S KNOWLEDGE, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE ISSUER IS APPROXIMATELY $6,767,961, BASED UPON AN AVERAGE BID AND ASKED PRICE OF $1.34 AT MARCH 28, 1996, BASED ON INFORMATION OBTAINED FROM THE NASDAQ BULLETIN BOARD, WHICH IS A QUOTATION SERVICE.
THE AGGREGATE MARKET VALUE OF THE ISSUER'S CLASS A COMMON STOCK, NO SHARES OF WHICH WERE HELD BY NON-AFFILIATES AT DECEMBER 31, 1995, IS NOT READILY ASCERTAINABLE.

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
OF COMMON EQUITY AT MARCH 28, 1996, WAS AS FOLLOWS: 6,324,717
SHARES OF COMMON STOCK AND 592,033 SHARES OF CLASS A COMMON
STOCK.

DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE ISSUER'S
DEFINITIVE PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF
STOCKHOLDERS, TO BE FILED WITH THE COMMISSION ON OR BEFORE APRIL
29,1996, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS
ANNUAL REPORT ON FORM 10-KSB.

TRANSITIONAL SMALL DISCLOSURE FORMAT:  YES      NO   X

                                FORM 10-KSB
                               ANNUAL REPORT
                       YEAR ENDED DECEMBER 31, 1995


Item No.                           Topic                               Page


                                  PART I

Item 1.   Description of Business. . . . . . . . . . . . . . . 1

Item 2.   Description of Property. . . . . . . . . . . . . . . 5

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . 5

Item 4.   Submission of Matters to a Vote of Security Holders. 5


                                  PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . 6

Item 6.   Management's Discussion and Analysis or Plan of
          Operation  . . . . . . . . . . . . . . . . . . . . . 7

Item 7.   Financial Statements . . . . . . . . . . . . . . . .12

Item 8.   Changes In and Disagreements With
          Accountants on Accounting and Financial Disclosure .28


                                 PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance With
          Section 16(a) of the Exchange Act  . . . . . . . . .29

Item 10.  Executive Compensation . . . . . . . . . . . . . . .29

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . .29

Item 12.  Certain Relationships and Related Transactions . . .29

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . .29

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

          AmeriConnect, Inc., a Delaware corporation, which was organized under the name Amerifax, Inc. ("Amerifax") in Delaware on June 28, 1988 ("AmeriConnect"), together with its wholly owned subsidiary, AmeriConnect, Inc. of New Hampshire, a New Hampshire corporation ("ANH" and, together with AmeriConnect, the "Company"), provides long distance telecommunications services to individuals and small to medium-sized businesses. On June 7, 1994, Amerifax changed its name to AmeriConnect, Inc. ANH was formed on June 28, 1993 and started doing business in New Hampshire in July 1993.

          The Company is a switchless reseller of long distance telecommunications services and, as such, does not own or lease any telephone equipment or participate in the call completion process. Instead, the Company places its customers on the long distance networks of facilities-based, interexchange carriers, which provide the actual call transmission services. Currently, the Company utilizes the services of Sprint Communications, L.P. ("Sprint") and WilTel, Inc. ("WilTel"). These interexchange carriers bill the Company at contractual rates for the combined usage of the Company's customers utilizing such carriers' respective networks. The Company then bills its customers individually at rates established by the Company. The Company is responsible for payments to its carriers without regard to whether payment is made by the Company's customers.

          The Company's corporate headquarters are located at 6750 W. 93rd St., Suite 110, Overland Park, Kansas 66212, and its telephone number is (913) 341-8888.

RECENT DEVELOPMENTS - POSSIBLE MERGER

     On January 15, 1996, the Company and Phoenix Network, Inc. ("Phoenix"), a San Francisco, California-based long distance reseller and provider of value-added telecommunications services, signed a letter of intent to merge the two companies in a stock-for-stock transaction. The parties currently are negotiating a definitive merger agreement. In connection with the proposed merger, Phoenix expects to issue approximately 4 million new shares of common stock in exchange for all of the outstanding shares of the Company. It is currently anticipated that the closing will take place on or about August 15, 1996, pending the obtaining of all necessary regulatory approvals and approval of the shareholders of both companies. There can be no assurance that the ongoing negotiations between the Company and Phoenix will in fact result in the execution of a definitive merger agreement or that the terms of any such agreement will be as described above.

SERVICES AND PRICING

          The Company provides to its customers a wide variety of long distance telecommunications services, including both switched and dedicated "WATS" services, "800" services, calling card services, account codes and international calling, as well as other specialized services designed for customers with more sophisticated telecommunications needs.

          The Company's customers are able to obtain, through the Company, substantially all of the basic services offered by the Company's underlying interexchange carriers to such carriers' direct sale customers, but at rates generally lower than those available directly from the carrier. Individually, the Company's customers do not have sufficient long distance usage to qualify for the discount rates made available by major carriers to large users of long distance services. By combining all of its customers' traffic under the Company's accounts with the carriers, the Company can take advantage of volume discounts offered by such carriers and, in turn, can pass along a portion of such savings to its customers.

          The Company's customers provide the Company with information regarding their telephone numbers and locations, which the Company processes and forwards to one of its interexchange carriers. The carrier makes the appropriate arrangements with the local telephone company so that the customer's long distance traffic is routed to that carrier. The carrier then sends the Company, on a periodic basis, information regarding the long distance traffic of all the Company's customers who are serviced by such carrier. The Company is obligated to pay the carrier for such traffic at contractual rates without regard to whether payment is made by the Company's customers. The Company processes the information and provides its customers with monthly invoices for such customers' long distance calls at rates established by the Company. The customers are obligated to pay the Company directly.

          The Company offers its customers a pricing option of one flat rate per minute (any time and without restrictions) on interstate long distance calls to points almost anywhere in the United States. In general, the Company believes the weighted average of the rates charged by the Company's long distance competitors to typical small to medium-sized business customers is higher than the Company's flat rate pricing option. The flat rate pricing concept is also available for the in-bound "800" and calling card services offered by the Company. While the Company also offers price structures for its various services that are more typical of the industry (i.e., based upon time of use, distance and total volume), most of its customers select the flat rate products. The Company believes this is due to the fact that these products are easier for customers to understand than traditional volume- and time-variable products. In response to the marketing efforts of the major interexchange carriers, the Company offers customers twelve month and twenty-four month Guaranteed Rate Plans ("GRPs"), assuring customers of consistent rates over the selected period.

VENDORS

          The Company provides long distance telecommunications services to its customers primarily through the Sprint network, an all-digital, all-fiber optic transmission system, pursuant to a Carrier Transport Switched Services Agreement, dated July 28, 1995, between Sprint and the Company (as amended, the "Sprint Agreement"). The Company also provides long distance telecommunications services to its customers using the WilTel network, pursuant to a Telecommunications Services Agreement, dated June 27, 1994, between WilTel and the Company (as amended, the "WilTel Agreement"). Pursuant to the Sprint Agreement and the WilTel Agreement, the Company receives discounts on long distance services from Sprint and WilTel based upon the total volume of services purchased by the Company. Both agreements contain minimum usage requirements that the Company must meet in order to avoid shortfall penalties.

          The Company neither owns nor leases any switching or transmission facilities used in the actual call completion process, and, as a consequence, the Company is entirely dependent on the facilities-based carriers providing these services for the Company's customers.

MARKETING

          The Company targets small to medium-sized businesses which are active users of long distance services. These businesses generally are not large enough to take advantage of the volume discounts offered by major interexchange carriers to their large customers. The Company provides what it believes to be superior billing and customer service at lower prices than major interexchange carriers. To differentiate itself from the major interexchange carriers, the Company offers a package of value-added billing summary reports. These reports may include summaries identifying usage by telephone number, traffic type, time of day and day of month, as well as frequently called numbers and international calls. The Company also places a strong emphasis on customer relations. All new customers receive a welcome letter, most receive an activation call, and larger customers receive periodic customer support calls to measure their satisfaction with the Company and its services and to sell additional services.

          The Company markets its services primarily through non-employee sales agents which are supported by area sales directors ("ASDs") who are employees of the Company. Each ASD is responsible for assisting existing sales agents and recruiting new sales agents within his or her geographic region. The Company believes the utilization of non-employee sales agents to be the most cost effective method of sales because sales agents generally are compensated only by commissions tied directly to sales. Sales by sales agents now represent approximately seventy-two percent (72%) of the Company's monthly revenue and this percentage is expected to increase during 1996. Sales by one agent now represent approximately nineteen percent (19%) of the Company's monthly revenue. During 1995, the Company utilized approximately 81 non-employee sales agents throughout the United States. At December 31, 1995, the Company employed 4 ASDs and now employs 3 ASDs.

          The Company also markets its services through its own direct sales force, which sales personnel are compensated on a salary plus commission basis. In December 1995, the Company hired a new sales manager and two new sales persons, all of whom were concentrating their sales efforts in the Kansas City metropolitan area. During the first three months of 1996, the Company hired an additional four new sales persons to concentrate on sales in the Kansas City metropolitan area. For the year ended December 31, 1995, thirty-four percent (34%) of the Company's revenues were from the Kansas City metropolitan area.

          While the Company does not advertise through the mass-media, it indirectly benefits from advertising by the major interexchange carriers. Through their advertising, the Company's primary market is made aware of choices in long distance suppliers. In addition, the Telecommunications Resellers Association ("TRA"), of which the Company has been a member since its inception, promotes resellers such as the Company. TRA's public relations campaign has included major stories in periodicals such as Inc. Magazine, Smart Money and Entrepreneur as well as regular coverage in Communications Daily, Network World and Phone +.

CUSTOMERS

          As of December 31, 1995, the Company had 7,085 customers subscribing to its long distance telecommunications services. This represents a decrease of 849 customers or approximately 11% from the number of customers at December 31, 1994. During 1995, the Company billed its customers an average of approximately $190 for long distance usage, compared to average per customer billings of approximately $150 during 1994. The Company believes the decrease in the number of customers and the increase in the amount of the average customer bill are primarily attributable to the loss of certain residential customers associated with a particular agent. See "Legal Proceedings" and "Management's Discussion and Analysis or Plan of Operation - General." During 1995, no single customer accounted for more than 2% of the Company's gross revenues.

COMPETITION

          The long distance telecommunications industry is highly competitive and subject to rapid technological and regulatory change. The Company's competitors include the three major facilities-based, interexchange carriers (American Telephone and Telegraph Company ("AT&T"), MCI Telecommunications Corporation ("MCI") and Sprint), other large carriers (e.g., Frontier Communications, Inc. ("Frontier") and WorldCom Communications, Inc. ("WorldCom")) and several hundred smaller carriers. As a result of the newly enacted Telecommunications Act of 1996 (the "Telecommunications Act"), the regional bell operating companies (the "RBOCs") are now authorized to provide inter-LATA ("local access and transport area") long distance telephone services outside their own regions, and, under certain circumstances, to provide inter-LATA long distance telephone services within their own regions. The Telecommunications Act also removes the prohibition on providing long distance services previously imposed on the GTE telephone operating companies (the "GTOCs"). The three major carriers, the RBOCs, the GTOCs and many of the other carriers have resources significantly greater than those available to the Company, as well as longer operating histories and larger customer bases. From time to time any of these entities may be able to provide a range of services comparable to or more extensive than those provided by the Company at rates competitive with the Company's rate structure. In addition, new companies may be formed which utilize the same volume-discount pricing available to the Company, because the Company does not have proprietary contractual arrangements in that regard. Most prospective customers of the Company are already receiving service directly from at least one long distance carrier, and the Company must convince prospective customers to alter these relationships to generate new business. As a result of the foregoing, there can be no assurance that the Company will be competitive.

          Furthermore, the Company is in direct competition with the facilities-based carriers for the right to service the end user. The Company believes, given the highly competitive nature of the industry, that the carriers view switchless resellers as an alternative marketing channel giving the carrier incremental minutes of traffic with no marketing cost and minimal support costs.

          On February 8, 1996, the Telecommunications Act was signed into law. This legislation permits the RBOCs to provide inter-LATA long distance services under certain circumstances and subject to certain restrictions. In particular, the new legislation permits each of the RBOCs to provide inter-LATA service outside its own region. Additionally, an RBOC may offer in-region inter-LATA service if federal and state regulators determine (i) that the RBOC has opened its local loop network to competitors and (ii) that the RBOC faces competition from a facilities-based provider offering local exchange service to businesses and residents in that state. In order for the RBOC to offer this in-region long distance service, the Federal Communications Commission (the "FCC") also must determine that such entry is in the "public interest." Many of the RBOCs and the GTOCs have already announced their intention to enter the business of reselling long distance services and, as a result, the Company will face significant additional competition. However, entry into this business will involve compliance by these companies with certain regulatory requirements. See " - Regulation."

          In addition, certain regulatory proceedings affecting the Company and its competitors may affect the Company's competitive position. For a more detailed discussion of the regulatory proceedings affecting the Company, see " -
Regulation."

REGULATION

          The FCC retains general regulatory jurisdiction over the provision of telecommunications services by all common carriers, but does not currently regulate the long distance telephone rates or profit levels of non-dominant common carriers such as the Company. The FCC imposes certification and tariff filing requirements for international service and tariff filing requirements for domestic interstate service for all common carriers. The FCC, however, has recently proposed "mandatory de-tariffing" of services offered by non-dominant long distance carriers such as the Company, pursuant to authority granted in the Telecommunications Act. This mandatory de-tariffing would relieve all domestic long distance companies, including the Company, from the requirement of filing tariffs.

          Utilizing authority granted in the Telecommunications Act, the FCC has also recently proposed regulations to govern the entry of the RBOCs into the interstate long distance service markets. The FCC has proposed that, so long as these long distance services are offered by affiliates of the RBOCs that are structurally separate from the RBOCs, these interexchange services would be classified as "non-dominant" (like the services provided by the Company). Services classified as dominant are subject to increased regulation of rates, earnings and operations by the FCC. In a separate rulemaking proceeding, the FCC has also recently proposed elimination of the structural separation requirement for the long distance services offered by independent local exchange carriers and RBOCs outside their regions.

          The proposals described above remain under consideration by the FCC. Many of the existing long distance carriers and long distance resellers have urged the FCC to classify the RBOCs' long distance service units as dominant, allowing the FCC greater oversight of their rates, earnings and operations. These companies have also urged the FCC to adopt stricter structural separation requirements. The RBOCs, conversely, contend that the structural separation requirements are unnecessary and constitute a violation of the Telecommunications Act.

          In the fall of 1995, the FCC granted AT&T non-dominant status in the domestic interexchange service market. As a result, the FCC no longer directly regulates the rates, earnings and operations of AT&T, a carrier with which the Company competes and from which the Company may lease transmission services.

          The Company's intrastate long distance services generally are subject to the jurisdiction of utility regulatory authorities in the states in which the Company operates. The state regulatory authorities regulate access charge arrangements between the local telephone companies and all long distance carriers for intrastate long distance services. Most state regulatory authorities also regulate entry and competition within the intrastate long distance market by requiring all carriers to obtain and maintain certificates of public convenience and necessity. Some state regulatory authorities also require carriers to file tariffs which set forth their rates and conditions of service. Regulation by the state regulatory authorities differs significantly from state to state. The Company believes it is in substantial compliance with the applicable state regulatory provisions. The Company historically has not experienced significant problems in its dealings with state regulatory authorities.

          There is a current trend toward less regulation of intrastate long distance telecommunications services in certain states in which the Company operates. Resale long distance carriers historically have been subject to a lesser degree of regulation than facilities-based carriers and mixed-mode carriers. Deregulation, however, may result in a more comparable degree of regulation among all carriers, particularly with regard to rates.

          The Company has filed and continues to file, as the case may be, for the relevant approvals from federal and state regulatory agencies to provide access to international and intrastate long distance services. As of December 31, 1995, the Company was authorized to provide intrastate service in 36 states and was awaiting approval to provide intrastate service in four additional states. The Company continues to prepare applications consistent with state filing requirements on a priority basis relative to the Company's potential customer additions. Although management believes approval of such applications will be granted, there can be no assurance that the Company will obtain all necessary remaining approvals to conduct its business as proposed.

PATENTS, TRADEMARKS AND LICENSES

          On February 13, 1995, the Company filed two applications for federal registration of "AmeriConnect" as a service mark, one of which was for the name only and one of which was for the name with a design. On July 6, 1995, the U.S. Patent and Trademark Office informed the Company that both of its service mark applications had been refused because the service marks too closely resembled other registered service marks. On January 11, 1996, the Company filed amendments to the two service mark applications appealing the refusals. On April 9, 1996, the U.S. Patent and Trademark Office passed the two service marks to publication in the official gazette. Barring opposition by any party that feels it would be damaged by the service marks, the service marks will be registered exclusively to the Company. However, there is no assurance that the registrations will not be opposed, perhaps successfully, by other parties. In that event, the efforts of the Company and the funds expended to develop recognition of the AmeriConnect name, and to register such name, would have no value.

EMPLOYEES

          At March 28, 1996, the Company had 36 full-time employees and no part-time employees.


ITEM 2.   DESCRIPTION OF PROPERTY

          The Company leases office space at 6750 W. 93rd St., Suite 110, Overland Park, Kansas, under a lease calling for payments of $2,653 per month from September 1, 1993, through August 31, 1998. An amendment to that lease, dated on February 1, 1994, which provides for additional office space, calls for payments of $2,243 per month from February 1, 1994 through August 31, 1998. A second amendment to the lease, dated November 23, 1994, which also provides for additional office space, calls for payments of $2,362 per month from January 1, 1995 through December 31, 1999. Consequently, the Company's total rental expense equals $7,258 per month. Rental expense for the years ended December 31, 1995 and 1994, was $87,967 and $56,358, respectively.

          The Company leases office space in McLean, Virginia under a lease providing for payments of $3,643 per month from June 1, 1991 through May 31, 1996. The leased property is no longer used by the Company, and the Company has obtained a sublease for this space. (See Notes 5 and 9 to the Company's Financial Statements.) In 1995, rental income from the sublease of $30,744 was netted against rental payments of $46,792 and the difference, $16,048, was charged against accrued office closing costs.


ITEM 3.   LEGAL PROCEEDINGS

          The Company is currently involved in certain disputes that have arisen in the ordinary course of business, including an action in the District Court of Johnson County, Kansas filed by the Company on July 20, 1995 against Overlooked Opinions, Inc. ("Overlooked") and a related entity, Lyrihn Communications, Inc. ("Lyrihn"). The Company's claims arose out of the alleged breach by Overlooked of an agency agreement between the Company and Overlooked for the sale of long distance services to residential customers and out of the alleged breach by Overlooked of certain loan agreements between the Company and Overlooked. Overlooked and Lyrihn have filed a counterclaim alleging breach of the agency agreement by the Company. The Company is seeking $356,669.63 plus interest and attorneys' fees in damages. Overlooked and Lyrihn are seeking an unspecified amount of damages in their counterclaim. The Company is currently negotiating a mutual release of all claims with Overlooked and Lyrihn and does not expect to incur any additional liability as a result of this litigation. In the event a mutual release is not executed, the Company intends to vigorously prosecute these actions.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

General

          High and low bid prices for the Company's Common Stock, par value $.01 per share (the "Common Stock"), for each quarterly period during 1994 and 1995 were:


                               COMMON STOCK

          Quarter Ended            High           Low
March 31, 1994                     15/16          1/4
June 30, 1994                      1 1/8          1/8
September 30, 1994                   1            3/16
December 31, 1994                  1 1/4          3/16
March 31, 1995                     9/16           3/8
June 30, 1995                      7/16           5/16
September 30, 1995                 3/8            1/4
December 31, 1995                  1/2            3/8

          In connection with the Company's initial public offering, the Company issued Units, each of which consisted of five shares of Common Stock and five Redeemable Class A Warrants.
The Redeemable Class A Warrants expired unexercised on May 29,
1994.

          The Common Stock is not listed on an exchange. Price information for the Common Stock was obtained from the NASDAQ bulletin board which is a quotation service. These quotations could include inter-dealer prices and may not include retail mark-up, mark-down or commission and may not represent actual transactions.

          There has never been an established public trading market for the Company's Class A Common Stock, par value $.00001 per share (the "Class A Common Stock").

          At March 27, 1996, there were 60 holders of record of Common Stock and 2 holders of record of Class A Common Stock.

          The Company has declared no cash dividends since its inception in 1988, and it is the Board's intent not to pay dividends for the foreseeable future. Rather, all available funds will be used for working capital purposes. In addition, the Company's credit facility prohibits the paying of dividends at this time.

RECENT SALES OF UNREGISTERED SECURITIES

          On April 8, 1993, the Company issued 300,000 shares of Common Stock to Mr. Robert R. Kaemmer as a commitment fee for a revolving credit agreement, dated November 10, 1992, pursuant to which Mr. Kaemmer agreed to lend up to $300,000 to the Company. These shares were not registered under the Securities Act of 1933 (as amended, the "Securities Act") in reliance upon the exemption from registration provided in Section 4(2)of the Securities Act (the "Section 4(2) Exemption").

          On April 27, 1994, Mr. Robert R. Kaemmer purchased 900,000 shares of Common Stock. Mr. Kaemmer was granted the right to purchase such stock at a purchase price of $0.33 per share on November 10, 1992, in connection with the execution of the revolving credit agreement described above. These shares were not registered under the Securities Act in reliance upon the
Section 4(2) Exemption.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

          The Company's financial condition and results of operations deteriorated substantially during 1995, primarily as a result of the following factors.

          Competition. Competition in the long distance telecommunications industry increased significantly during 1995. Major long distance companies like AT&T and Sprint began to market directly to the Company's primary market - small to medium-sized businesses. Other existing competitors began aggressively reducing rates to maintain and build customer base and expand minute volume. In addition, new competitors emerged targeting the Company's primary market. Many of these competitors sought to build volume quickly and, in order to accomplish this goal, sold their long distance services at rates that, in the Company's opinion, do not reflect the full costs of doing business. Accordingly, while the Company reduced its rates and undertook efforts to maintain and build its customer base (as described below), the Company was unable to match the rates and/or services offered by many of its competitors, thereby increasing the number of customers lost to competitors. While the Company continued to acquire new customers, lost business partially offset new business. As a consequence of this competitive rate pressure, while the total minutes billed increased approximately 8% from 1994 to 1995, the average revenue per minute dropped approximately 9%.

          Direct Operating Costs. The negative effect of the competitive rate pressure on the Company's financial condition was exacerbated by its inability to achieve direct operating cost reductions from its major underlying carrier. Throughout 1995, the Company attempted to negotiate a new contract with such carrier which would reduce the rates paid by the Company. The Company was unable to obtain a new contract until September 1995. While the new contract reduces the Company's costs at certain increased volume targets, which would result in significant cost reductions for the Company, to date the Company has been unable to achieve the volume targets necessary to realize the reduced carrier pricing.

          Company's Response. In the absence of a new carrier contract, the Company sought to increase its volume by offering services at rates that were competitive in the market, but that significantly reduced the Company's margins. The Company hired Area Sales Directors and other personnel to support its sales agent program, increased commissions to sales agents to maintain its relationship with key agents, and promoted aggressive marketing campaigns designed to increase sales. While the Company believed these actions to be necessary to respond to the competitive environment, they had the effect of increasing selling, general and administrative expenses, thereby further reducing the Company's margins. These actions continue to result in increased expenses and to negatively impact the Company's margins.

          Write-Offs. Throughout 1995 and previous years, the Company had recorded credits due from one of its carriers which the Company believed at the time should be applied to reduce usage costs. During the year ended December 31, 1995, approximately $283,000 of these previously recorded credits were determined to be uncollectible and were written off. This write-off inflated direct operating costs and reduced overall margins for the year ended December 31, 1995.

          In 1994, the Company signed an agreement with an agent representing more than 25,000 residential customers. In order to facilitate the movement of these customers, the Company loaned $141,000 to the agent as an advance against future commissions and paid certain start-up costs on the agent's behalf. While the Company billed these customers for approximately $1,000,000 in long distance usage during 1994, due to circumstances beyond the Company's control, the payment performance was well below, and the attrition rate well above what the Company typically experiences with respect to small and medium-sized business customers. As a result, bad debt expense was in excess of the normal expected rate, and agent commissions were insufficient to pay off the loans which became due in December 1994. As of December 31, 1995, the total amount due from the agent, including the loans was approximately $498,000. As of December 31, 1994, the Company had recorded $100,000 as an allowance against the start-up costs due from the agent and uncollected billings due from the customers represented by this agent. During the year ended December 31, 1995, the Company determined that all start-up costs and billings from this agent are uncollectible and, accordingly, $398,000 was written off. This write-off negatively impacted sales, general and administrative expenses for the year ended December 31, 1995. These residential long distance users are no longer customers of the Company. See "Legal Proceedings."

RESULTS OF OPERATIONS

          Total Revenues. Total revenues increased from $16,984,324 in 1994 to $17,099,635 in 1995, an increase of
$115,311 or approximately 1%. While the total number of minutes billed during 1995 increased approximately 8% over 1994, the average revenue per minute decreased approximately 9%. Also contributing to the flat revenue increase was the loss in late 1994 of an agent that represented a large number of residential customers.

          Direct Operating Costs. Direct operating costs increased from $12,642,307 in 1994 to $13,399,190 in 1995, an increase of $756,883 or approximately 6%. As a percentage of revenues, direct operating costs increased from approximately 74% in 1994 to 78% in 1995. Direct operating costs for 1994 included $150,000 in customer appreciation credits from one of the Company's interexchange carriers. Without the $150,000 credit, direct operating costs for 1994 would have been $12,792,307 or approximately 75% of revenue. Direct operating costs for 1995 were negatively impacted by a $200,000 write-off of credits due from a supplier. Without the $200,000 write-off, direct operating costs for 1995 would have been $13,199,190 or approximately 77% of revenue. The increase in direct operating costs as a percentage of revenues, as adjusted, results primarily from competitive pressures previously mentioned which reduced the revenue per minute charged to the Company's customers while the rates charged the Company by the major underlying carrier remained relatively constant.

          Selling, Administrative and General Expenses. The Company's selling, administrative and general expenses increased from $3,912,979 in 1994 to $4,847,248 in 1995, an increase of
$934,269 or approximately 24%. As a percentage of revenue, selling, administrative and general expenses increased from 23% in 1994 to 28% in 1995. The biggest single increase in this expense category in dollars was in compensation expense.

          Compensation expenses increased from $2,136,194 in 1994 to $2,418,641 in 1995, an increase of $282,447 or approximately 13%. Salaries for sales related positions increased from $168,594 to $299,205, an increase of $130,611 or approximately 77%, which increase resulted from the addition of several sales positions throughout 1995. Agent commissions increased from $1,310,236 to $1,435,996, an increase of $125,760 or approximately 10% due to the introduction in 1995 of a commission plan designed to attract high volume agents.

          Billing expenses increased from $469,050 in 1994 to $610,196 in 1995, an increase of $141,146 or approximately 30%. This increase is attributable in part to an increase in monthly processing fees charged by the Company's billing agent. The number of Company call records processed increased significantly during 1995 and the Company is charged by its billing agent on a per record basis. In addition, the amount of stored historical information within the billing system continued to accumulate during 1995. The Company took measures in early 1996 to find alternative storage methods for such information in order to reduce the portion of billing expenses attributable to such storage.

          Bad debt expenses increased from $537,640 in 1994 to $739,374 in 1995, an increase of $201,734 or approximately 38%. During 1994, the Company signed an agreement with an agent representing more than 25,000 residential customers. In order to facilitate the movement of these customers, the Company loaned $141,000 to the agent as an advance against future commissions and paid certain start-up costs on the agent's behalf. While the Company billed these customers for some long distance usage during 1994, due to circumstances beyond the Company's control, the payment performance was well below, and the attrition rate well above, what the Company typically experiences with respect to its small and medium-sized business customers. At December 31, 1994, a reserve of $100,000 was established against amounts due from this agent whose receivable, including unpaid charges, aggregated $498,000. During 1995, the Company and this agent became involved in litigation, and it has been determined that no recovery on the amounts will be made. As a result, the remaining receivable of $398,000 was written off. The Company is currently negotiating a mutual release of all claims with this agent and does not expect to incur any additional liability as a result of the litigation.

          Office occupancy expenses which include office leases, equipment leases, telephone expense and insurance expense increased from $255,479 in 1994 to $364,703 in 1995, an increase of $109,224 or approximately 43%. The increase is a result of additional leased space occupied during January 1995 and related expenses associated with an increase in personnel.

          Fees for professional services increased from $251,484 in 1994 to $319,207 in 1995, an increase of $67,723 or approximately 27%. This increase resulted primarily from increases in the costs of legal and accounting services associated with the litigation with an agent and the potential merger previously mentioned. A significant amount of legal expenses were also incurred in connection with the litigation previously mentioned.

          Travel expense increased from $53,334 in 1994 to $104,804 in 1995, an increase of $51,470 or approximately 97%. The increase is directly attributable to the addition of Area Sales Directors in late 1994. See "Description of Business - Marketing."

          Income Tax Effect. In 1995, the Company reduced the deferred tax asset to zero.

LIQUIDITY AND CAPITAL RESOURCES

          On December 31, 1994 and December 31, 1995, the Company had a net worth of $1,479,219 and a deficit of $237,041, respectively. In 1994, the Company generated $301,463 cash from operations. Contributing to the cash generated from operations during 1994 was a $150,000 customer appreciation credit the Company received from one of its carriers. In 1995, the Company used $64,222 cash in operations. While the Company reported a net loss of $1,718,510 for 1995, non-cash items such as depreciation and amortization, provision for doubtful accounts and deferred income taxes collectively contributed $1,316,067 of the total loss. The remaining portion of the total loss, $402,443, along with a $118,481 increase in accounts receivable and a $691,755 increase in accounts payable, contributed to the cash used in operating activities.

          The Company has a contract with a firm to provide subscriber statement processing and billing services. The contract is for a period of three (3) years and expires in September 1996. Terms of the contract provide for a monthly base charge with additional per unit processing charges. Termination of this contract for cause requires a 90-day period during which any breach of the contract can be cured, plus a requirement for a subsequent written 30-day notice. Termination for cause requires the payment of all amounts owed. Termination of the contract for the convenience of the Company requires a written 180-day notice and a termination fee equal to one year's charges. The Company is required to make minimum payments of $5,000 per month.

          The Company has a contract with Sprint to provide telecommunications services for the Company's customers. The agreement covers the pricing of the services for a term of two years beginning September 1995. The Company has an annual minimum usage commitment of $12,000,000 through August 1996 and $14,400,000 from September 1996 to August 1997. In the event the Company's customers use less than the minimum commitment, the difference is due and payable by the Company to Sprint. Assuming a monthly average requirement of $1,000,000 under the Sprint contract, for the period from September, 1995 through December 1995 the Company accumulated a shortfall of $719,545. The Company anticipates additional shortfall amounts to accumulate during 1996. In the event the proposed merger with Phoenix Network, Inc. occurs, the Company currently anticipates that all accumulated shortfall amounts will be addressed in a new contract between Sprint and the surviving corporation. In the event the proposed merger does not occur, the Company has begun negotiations with Sprint to address the accumulated shortfall. While the Company believes the accumulated shortfall at December 31, 1995, and any additional shortfall amounts, will be resolved in a manner which will not have a material adverse effect on the business or financial condition of the Company in the event the proposed merger does not occur, there can be no assurance of such a result. If the Company were required to pay the full amount of accumulated shortfalls, this would have a material adverse effect on the Company's financial condition.

          The Company has a contract with WilTel, Inc. ("WilTel") to provide telecommunications services at discounted rates which will vary based upon the amount of usage by the Company. The term of this usage commitment is thirty-nine (39) months. The Company's agreement with WilTel calls for a minimum monthly usage commitment of $50,000 through January 1998. In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable by the Company to WilTel in the following month. The Company was in compliance with the contractual requirements of the agreement throughout the year ended December 31, 1995.

          On June 8, 1995, the Company entered into a revolving credit facility which allows for maximum borrowings by the Company of the lesser of $1,000,000 or 50% of eligible (less than 61 days old) receivables. Interest is payable monthly at the bank's prime rate (8.5% at December 31, 1995) plus 1%. Under the terms of the credit facility, the Company is required to meet certain financial covenants. At December 31, 1995, the Company was in default of certain of these financial covenants, which defaults are continuing. While the Company currently does not expect these defaults to impair its ability to utilize this facility during the remainder of the existing term, it may negatively impact the Company's ability to renew the credit facility. In the event the credit facility cannot be renewed or the Company is unable to utilize the existing facility, the Company would attempt to obtain a comparable credit facility from an alternative financing source. While the Company has been able to obtain such facilities in the past, there can be no assurance that the Company will be able to obtain a credit facility with comparable terms or at all. The inability to obtain a credit facility would have a material adverse effect on the Company's financial condition and business. The line is secured by all of the Company's accounts receivable. During 1995, the Company had used this facility for short terms borrowings, but had no outstanding borrowings at year end.

          In accordance with the terms of the credit facility, the Company purchased a term life insurance policy on this key employee with a face amount of $1,750,000 during the year ended December 31, 1994. Annual premiums are approximately $3,500.

          At December 31, 1995, the Company had a ratio of current assets to current liabilities of 0.86, as opposed to 1994 when such ratio was 1.49. Working capital deficit at December
31, 1995 was $391,502, as compared to working capital of $1,112,197 at December 31, 1994.

          The Company's business as a non-facilities based reseller of long distance telecommunications services is generally not a capital intensive business, and at December 31, 1995, the Company had no material commitments for capital expenditures. The Company anticipates any additional capital expenditures in the future will be confined to minimal purchases of office fixtures and equipment.

          Currently none of the Company's customers represents more than 2% of the monthly revenues.

          The proposed merger would reduce the Company's direct operating costs through volume discounts on long-distance pricing from its carriers and would provide certain economies of scale that together management believes would allow its operations to become profitable and allow it to compete for new and existing customers. If for any reason the proposed merger is not consummated, the Company plans to increase its sales and reduce its costs and will continue to explore other strategic alternatives (which may include financings, mergers, acquisitions, joint ventures or other strategic transactions).
In addition, if the proposed merger is not consummated, the Company intends to negotiate new contracts with its carriers which would allow its operations to become profitable.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

          Dependence on Service Providers. The Company depends on a continuing and reliable supply of telecommunications services from facilities-based, interexchange carriers. Because the Company does not own or lease switching or transmission facilities, it depends on these providers for the telecommunications services used by its customers and to provide the Company with the detailed information on which it bases its customer billings. The Company's ability to expand its business depends both upon its ability to select and retain reliable providers and on the willingness of such providers to continue to make telecommunications services and billing information available to the Company for its customers on favorable terms and in a timely manner. See "Description of Business - Vendors."

          Potential Adverse Effects of Rate Changes. The Company bills its customers for the costs of the various telecommunications services procured on their behalf. The total billing to each customer is generally less than telephone charges for the same service provided by the major carriers. The Company believes its lower customer bills are an important factor in its ability to attract and retain customers. To the extent the differential between the telephone rates offered by the major carriers directly to their customers and the cost of the bulk-rate telecommunications services procured by the Company from its underlying carriers decreases, the savings the Company is able to obtain for its customers could decrease and the Company could lose customers or face increased difficulty in attracting new customers. If the Company elected to offset the effect of any such decrease by lowering its rates, the Company's operating results would also be adversely affected.

          Competition. An existing or potential customer of the Company has numerous other choices available for its telecommunications service needs, including obtaining services directly from the same carriers whose services the Company offers. From time to time, the Company's competitors may be able to provide a range of services comparable to or more extensive than those available to the Company's customers at rates competitive with the Company's rates. In addition, most prospective customers of the Company are already receiving service directly from at least one long distance carrier, and thus the Company must convince prospective customers to alter these relationships to generate new business. The Company competes with three major interexchange carriers, AT&T, MCI and Sprint, other large carriers, including Frontier and WorldCom, and several hundred smaller carriers. Additionally, as a result of legislation enacted by the federal government in February of 1996, the RBOCs and GTOCs will have, upon compliance with certain regulatory requirements, the right to provide long distance service. Many of the RBOCs and GTOCs have already announced their intention to enter the business of providing long distance service. The telecommunications industry is highly competitive and subject to rapid technological and regulatory change.
Because the tariffs offered by the major carriers for telecommunications services are not proprietary in nature, there are no effective barriers to entry into the Company's line of business. Because of the considerably greater resources of competitors of the Company, there can be no assurance that the Company will be able to remain competitive in the current telecommunications environment. See "Description of Business - Competition."

          Possible Volatility of Stock Price. The market price of the Company's Common Stock has, in the past, fluctuated substantially over time and may in the future be highly volatile. Factors such as the announcements of potential mergers, acquisitions, joint ventures or other strategic combinations involving the Company, rate changes for various carriers, technological innovation or new products or service offerings by the Company or its competitors, as well as market conditions in the telecommunications industry generally and variations in the Company's operating results, could cause the market price of the Common Stock to fluctuate substantially. Because the public float for the Company's Common Stock is small, additional volatility may be experienced.

          Control by Officers and Directors. As of March 28, 1996, the Company's executive officers and directors beneficially owned or controlled approximately 52.9% of the total voting power represented by the Company's outstanding capital stock, taking into account that holders of the Company's Class A Common Stock are entitled to five votes per share of such stock and assuming the exercise of all outstanding options for the Company's capital stock which are exercisable within sixty (60) days. The votes represented by the shares beneficially owned or controlled by the Company's executive officers and directors would, if they were cast together, control the election of a majority of the Company's directors and the outcome of most corporate actions requiring stockholder approval.

          Investors who purchase Common Stock of the Company may be subject to certain risks due to the concentrated ownership of the capital stock of the Company. Such risks include: (i) the shares beneficially owned or controlled by the Company's executive officers and directors could, if they were cast together, delay, defer or prevent a change in control of the Company, such as an unsolicited takeover, which might be beneficial to the stockholders, and (ii) due to the substantial ownership or control of outstanding shares by the Company's executive officers and directors and the potential adverse impact of such substantial ownership or control on a change in control of the Company, it is less likely that the prevailing market price of the outstanding shares of the Company's Common Stock will reflect a "premium for control" than would be the case if ownership of the outstanding shares were less concentrated.

          Governmental Regulation. As a reseller of long distance telecommunications services, the Company is subject to many of the same regulatory requirements as facilities-based interexchange carriers. The intrastate long distance telecommunications operations of the Company are also subject to various state laws and regulations, including certification requirements. Generally, the Company must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states where it offers service, and in some of these jurisdictions it must also file and obtain prior regulatory approval of tariffs for intrastate offerings. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on the business or financial condition of the Company. See "Description of Business - Regulation."

ITEM 7.   FINANCIAL STATEMENTS

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Page

Report of Independent Certified Public Accountants . . . 13

Consolidated Balance Sheet as of December 31, 1995 . . . 14

Consolidated Statements of Operations for the Years Ended
     December 31, 1995 and December 31, 1994 . . . . . . 16

Consolidated Statements of Stockholders' Deficit for the
     Years Ended December 31, 1995 and December 31, 1994 17

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995 and December 31, 1994 . . . . . . 18

Notes to the Consolidated Financial Statements . . . . . 20

                           REPORT OF INDEPENDENT
                       CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
AmeriConnect, Inc.



We have audited the accompanying consolidated balance sheet of AmeriConnect, Inc. (a Delaware corporation) and subsidiary as of December 31, 1995, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriConnect, Inc. and subsidiary as of December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP



Kansas City, Missouri
February 16, 1996

                           AMERICONNECT, INC.
                             Consolidated
                            Balance Sheet

  ASSETS                                        December 31, 1995

CURRENT ASSETS
  Cash                                              $  293,492

  Accounts receivable, net of allowance of
     $361,260 (Notes 1, 2 and 6)                     1,961,815

  Accounts receivable-trade, with affiliates
    (Note 3)                                             6,065

  Accounts receivable-agents, including
  accrued interest(Note 11)                              1,492

  Notes receivable-director/shareholder
    (Note 3)                                            14,500

  Prepaid commissions                                  126,042

  Other current assets                                  94,251

     Total current assets                            2,497,657

NON-CURRENT ASSETS

  Equipment and software, net of
    accumulated depreciation and
    amortization of $230,868 (Note 1)                  143,202

  Deposits                                              19,528

TOTAL ASSETS                                        $2,660,387

            See accompanying notes to financial statements

                                                        AMERICONNECT, INC.
                                                           Consolidated
                                                          Balance Sheet
                                                                    December 31, 1995

     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable (Notes 1, 2 and 6)                                      $2,782,432

  Sales taxes payable                                                          97,460

  Accrued office closing costs (Note 9)                                         8,539

  Other accrued liabilities                                                       733

     Total current liabilities                                              2,889,164

NON-CURRENT LIABILITIES

  Customer deposits                                                             8,264

     Total liabilities                                                      2,897,428

COMMITMENTS AND CONTINGENCIES (Notes 5, 6, 8 and 10)                               --

STOCKHOLDERS' DEFICIT (Note 8)

  Class A common stock, par value $.00001 per share; 10,000,000 shares
  authorized; issued 6,562,033 shares                                              66

  Common stock, par value $.01 per share; 20,000,000 shares authorized;
  issued 6,504,967 shares                                                      65,050

  Additional paid-in capital                                                3,642,731

  Accumulated deficit                                                     (3,943,025)

  Treasury stock - class A common, at cost; 5,970,000 shares                     (60)

  Treasury stock - common, at cost; 180,250 shares                            (1,803)

     Total stockholders' deficit                                            (237,041)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $2,660,387


                                 See accompanying notes to financial statements

                                                        AMERICONNECT, INC.
                                                           Consolidated
                                                     Statements of Operations
                                                            For the Year Ended December 31,
                                                                  1995           1994
REVENUES (Notes 1, 2, 3 and 6)

  Sales                                                    $17,022,095    $16,923,025

  Sales to affiliates                                           77,540         61,299

     Total revenues                                         17,099,635     16,984,324

COSTS AND EXPENSES

  Direct operating costs                                    13,399,190     12,642,307

  Selling, administrative and general expenses               4,847,248      3,912,979

  Depreciation and amortization (Note 1)                        76,693         43,793

     Total costs and expenses                               18,323,131     16,599,079

     Operating income (loss)                               (1,223,496)        385,245

OTHER INCOME (EXPENSE)

  Interest income                                               19,898         28,000

  Interest expense                                             (6,558)       (18,157)

  Interest expense to director/shareholder (Note 3)            (1,587)             --

  Loan fees                                                    (1,250)        (3,332)

  Miscellaneous                                                (5,517)         46,229

     Total other income (expense)                                4,986         52,740

NET INCOME (LOSS) BEFORE INCOME TAXES                      (1,218,510)        437,985

INCOME TAX EXPENSE (NOTES 1 AND 8)

  Currently payable                                                 --         16,405

  Deferred                                                     500,000             --

     Total income tax expense                                  500,000         16,405

NET INCOME (LOSS)                                         $(1,718,510)       $421,580

  Net income (loss) per common and common equivalent          $(0.228)         $0.061
  share (Note 1)

  Weighted average common and common equivalent shares
  outstanding (Note 1)                                       7,550,710      6,868,221

                             See accompanying notes to financial statements

                                                        AMERICONNECT, INC.
                                                           CONSOLIDATED
                                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                                   Class A
                                 Common Stock          Common Stock
                                                                                Additional
                                                                                 Paid-In                Accumulated
  Description                 Shares      Amount     Shares        Amount        Capital                 Deficit

Balance, January 1, 1994   6,788,833       $ 68   5,251,167      $52,512       $3,350,479              ($2,646,095)

Conversion of Class A
  to Common                (113,400)        (1)     113,400        1,134          (1,133)

Issuance of Common
  to directors                                       19,000          190            3,888

Net income for the year                                                                                     421,580

Stock options exercised                             933,000        9,330          289,130

Balance, December 31, 1994 6,675,433      $  67   6,316,567      $63,166       $3,642,364              ($2,224,515)

Net loss for the year                                                                                   (1,718,510)

Stock options exercised                              75,000          750            1,500

Conversion of Class A to
  Common                   (113,400)        (1)     113,400        1,134          (1,133)

Balance, December 31, 1995 6,562,033        $66   6,504,967      $65,050       $3,642,731              ($3,943,025)

                          See accompanying notes to financial statements

                                                        AMERICONNECT, INC.
                                                           CONSOLIDATED
                                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                Treasury Stock              Treasury
                              Class A Common Stock        Common Stock

  Description               Shares       Amount     Shares        Amount           Total

Balance, January 1, 1994   (5,970,000)    ($60)   (180,250)     ($1,803)       $  755,101

Conversion of Class A
  to Common

Issuance of Common
  to directors                                                                      4,078

Net income for the year                                                           421,580

Stock options exercised                                                           298,460

Balance, December 31, 1994 (5,970,000)    ($60)   (180,250)     ($1,803)       $1,479,219

Net loss for the year                                                         (1,718,510)

Stock options exercised                                                             2,250

Conversion of Class A to
  Common

Balance, December 31, 1995 (5,970,000)    ($60)   (180,250)     ($1,803)       ($237,041)

                             See accompanying notes to financial statements

                                                        AMERICONNECT, INC.
                                                           Consolidated
                                                     Statements of Cash Flows
                                                          For the Year Ended December 31,
                                                                1995             1994
Cash flows from operating activities:

  Net income (expense)                                      $(1,718,510)         $421,580

  Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                76,693           43,793

     Provision for doubtful accounts                             739,374          537,640

         Deferred income taxes                                   500,000               --

  (Increase) decrease in assets:

     Accounts receivable                                       (118,481)        (517,299)

     Accounts receivable-trade from affiliates                     3,804          (6,055)

     Prepaid commissions                                        (88,764)            7,641

     Other current assets                                       (57,041)         (36,569)

     Deposits                                                        511         (11,494)

  Increase (decrease) in liabilities:

     Accounts payable                                            691,755         (97,881)

     Accrued office closing costs                               (10,153)         (54,521)

     Sales taxes payable                                        (34,193)           50,187

     Other accrued liabilities                                  (29,832)         (28,840)

     Deferred income                                            (13,384)         (14,219)

     Customer deposits                                           (6,001)            7,500

     Net cash provided by (used in) operating activities        (64,222)          301,463

Cash flows from investing activities:

  Purchase of equipment and software                            (95,263)        (108,001)

  Note receivable-director/shareholder                           (3,000)         (11,500)

  Notes receivable-agents                                       (23,115)        (206,995)

  Payments on agents' notes receivable                            70,900            5,838

     Net cash used in investing activities                      (50,478)        (320,658)

Cash flows from financing activities:

  Proceeds from bank loan                                      6,143,950        3,450,000

  Payments on bank loan                                      (6,143,950)      (3,450,000)

  Sale of stock to officer                                            --          297,000

  Distribution of stock to director                                   --            4,078

  Sale of stock to employees                                       2,250            1,460

     Net cash provided by financing activities                     2,250          302,538

Net increase (decrease) in cash                                (112,450)          283,343

Cash at beginning of year                                        405,942          122,599

Cash at end of year                                             $293,492         $405,942

Supplemental disclosure of cash flow information:

  Cash Paid During the Year for:

     Interest                                                     $7,854          $18,072

     Income Taxes                                                 $3,340          $20,105

                              See accompanying notes to financial statements

Supplemental disclosure of non-cash financing activities:

     During the third quarter of 1994 and the fourth quarter of 1995, separate private transactions took place in which, in each case, 113,400 shares of Class A Common Stock were converted to Common Stock. The effect of this was to reduce the Class A Common Stock account by $1.00 and to increase the Common Stock account by $1,134 for each transaction. This occurs because the par value of the Class A is $.00001 per share and the par value of the Common is $.01 per share.













              See accompanying notes to financial statements

                            AMERICONNECT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          THE COMPANY: AmeriConnect, Inc. and its wholly owned subsidiary, AmeriConnect, Inc. of New Hampshire (collectively, the "Company") resell long distance telecommunications services primarily to individuals and small to medium-sized businesses. AmeriConnect, Inc. of New Hampshire was formed June 28, 1993, in order to do business in the state of New Hampshire.

          PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of AmeriConnect, Inc.
and its wholly-owned subsidiary, AmeriConnect, Inc. of New
Hampshire. All material intercompany accounts and transactions have been eliminated.

          RECOGNITION OF REVENUE: The Company purchases network services primarily at bulk rates and resells the services to its customers at marginally higher rates. Revenue and its associated costs are recognized on an accrual basis in the period during which the usage occurs.

          EQUIPMENT AND SOFTWARE: Equipment and purchased software are recorded at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The straight-line method of depreciation is used for all assets for financial reporting purposes, but accelerated methods are used for tax purposes.

          INCOME PER COMMON AND COMMON EQUIVALENT SHARE: Income per share is based upon the weighted average of common and common equivalent shares outstanding during the period.

          COMMON STOCK EQUIVALENTS: Common stock equivalents considered in the calculation of income per common and common equivalent share include options outstanding under the Company's
1988 and 1994 stock option plans.

          INCOME TAXES: Deferred income taxes result from timing differences between pretax accounting income and taxable income.
Deferred tax assets in 1994 arose primarily from net operating loss carryforwards. (See Note 7.)

          USE OF ESTIMATES: In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - ECONOMIC DEPENDENCY AND CONCENTRATION OF CREDIT RISK

          ECONOMIC DEPENDENCY: The Company operates as a non-facilities-based reseller of long distance telecommunications services to individuals and small to medium-sized businesses.
The Company acquires its network services by contracting with two underlying interexchange carriers (Sprint Communications, L.P. ("Sprint") and WilTel, Inc. ("WilTel")). As of December 31, 1995, the Company was indebted to Sprint and WilTel for normal monthly services in the amount of $2,266,170 and $296,661, respectively, which are included in accounts payable on the accompanying consolidated balance sheet.

          CONCENTRATION OF CREDIT RISK: The Company grants credit to its customers, who include individuals and small to medium-sized businesses.

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

          SALES TO RELATED ENTITIES: Sales of long distance service to entities related to shareholders aggregated $77,540 and $61,299 for the years ended December 31, 1995 and 1994, respectively. Such sales were consummated on terms similar to those prevailing with unrelated customers.

          NOTE RECEIVABLE - DIRECTOR/SHAREHOLDER: During 1994 and early 1995, the Company made loans totaling $14,500 to a director/shareholder. They were secured by 19,000 shares of the Company's common stock and bore interest at 2 1/2% over the published prime rate found in The Wall Street Journal. The loans were paid in full on January 24, 1996.


NOTE 4 - SIGNIFICANT SALES TO MAJOR CUSTOMERS

          During 1995 and 1994, no customer accounted for 2% or more of the Company's gross revenue.


NOTE 5 - OPERATING LEASES

          The Company leases office space at 6750 W. 93rd St., Suite 110, Overland Park, Kansas, under a lease calling for payments of $2,653 per month through August 31, 1998. An amendment to that lease, executed on February 1, 1994, for additional office space calls for payments of $2,243 per month from February 1, 1994 through August 31, 1998. A second amendment to the lease for additional office space calls for payments of $2,362 per month from January 1, 1995 through December 31, 1999. Rental expense for the years ended December 31, 1995 and 1994, was $87,967 and $56,358, respectively.

          The Company also leases office equipment and furniture under various operating leases. As of December 31, 1995, remaining minimum annual rental commitments under noncancelable operating leases for office space, office equipment and furniture are as follows:

                               Total Rent
          Fiscal Years        Commitments
               1996             $143,602
               1997              103,945
               1998               67,517
               1999               28,350
                                $343,414

           Total expenses recognized for all operating leases including leases for office space for the years ended December
31, 1995 and 1994 were $156,366 and $106,489, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

          The Company has a contract with a firm to provide subscriber statement processing and billing services. The contract is for a period of three (3) years and expires in September 1996. Terms of the contract provide for a monthly base charge with additional per unit processing charges. Termination of this contract for cause requires a 90-day period during which any breach of the contract can be cured, plus a requirement for a subsequent written 30-day notice. Termination for cause requires the payment of all amounts owed. Termination of the contract for the convenience of the Company requires a written 180-day notice and a termination fee equal to one year's charges. The Company is required to make minimum payments of $5,000 per month.

          The Company has a contract with Sprint to provide telecommunications services for the Company's customers. The agreement covers the pricing of the services for a term of two years beginning September 1995. The Company has an annual minimum usage commitment of $12,000,000 through August 1996 and $14,400,000 from September 1996 to August 1997. In the event the Company's customers use less than the minimum commitment, the difference is due and payable by the Company to Sprint. Assuming a monthly average requirement of $1,000,000 under the Sprint contract, for the period from September, 1995 through December 1995 the Company accumulated a shortfall of $719,545. The Company anticipates additional shortfall amounts to accumulate during 1996. In the event the proposed merger with Phoenix Network, Inc. occurs, the Company currently anticipates that all accumulated shortfall amounts will be addressed in a new contract between Sprint and the surviving corporation. In the event the proposed merger does not occur, the Company has begun negotiations with Sprint to address the accumulated shortfall. While the Company believes the accumulated shortfall at December 31, 1995, and any additional shortfall amounts, will be resolved in a manner which will not have a material adverse effect on the business or financial condition of the Company in the event the proposed merger does not occur, there can be no assurance of such a result. If the Company were required to pay the full amount of accumulated shortfalls, this would have a material adverse effect on the Company's financial condition.

          The Company has a contract with WilTel to provide telecommunications services at discounted rates which will vary based upon the amount of usage by the Company. The term of this usage commitment is thirty-nine (39) months. The Company's agreement with WilTel calls for a minimum monthly usage commitment of $50,000 through January 1998. In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable by the Company to WilTel in the following month. The Company was in compliance with the contractual requirements of the agreement throughout the year ended December 31, 1995.

          On June 8, 1995, the Company entered into a revolving credit facility which allows for maximum borrowings by the Company of the lesser of $1,000,000 or 50% of eligible (less than 61 days old) receivables. Interest is payable monthly at the bank's prime rate (8.5% at December 31, 1995) plus 1%. Under the terms of the credit facility, the Company is required to meet certain financial covenants. The line is secured by all of the Company's accounts receivable. During 1995, the Company had used this facility for short terms borrowings, but had no outstanding borrowings at year end. At December 31, 1995, the Company was in default of certain of these financial covenants, which defaults are continuing. While the Company currently does not expect these defaults to impair its ability to utilize this facility during the remainder of the existing term, it may negatively impact the Company's ability to renew the credit facility. In the event the credit facility cannot be renewed or the Company is unable to utilize the existing facility, the Company would attempt to obtain a comparable credit facility from an alternative financing source. While the Company has been able to obtain such facilities in the past, there can be no assurance that the Company will be able to obtain a credit facility with comparable terms or at all. The inability to obtain a credit facility would have a material adverse effect on the Company's financial condition and business.

          In accordance with the terms of the credit facility, the Company purchased a term life insurance policy on this key employee with a face amount of $1,750,000 during the year ended December 31, 1994. Annual premiums are approximately $3,500.


NOTE 7 -  INCOME TAXES

          The valuation of the deferred tax asset includes the following amounts:

                          1995                1994
Deferred tax asset    $1,667,882           $1,091,512

Valuation allowance  (1,667,882)            (591,512)

Deferred tax asset   $   -0-              $   500,000

          The approximate tax effect caused by the net operating loss carryforward, and the difference in treatment for book and tax for allowance for doubtful accounts and prepaid commissions gives rise to the deferred tax asset at December 31, 1995 and 1994 of $1,667,882 and $1,091,512, respectively. In 1994, the valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized.
In 1995, the Company increased the valuation on its deferred tax asset by $1,076,370, reducing the deferred asset to zero. Because of the operating loss in 1995, the Company is no longer able to determine that it would more likely than not realize the deferred tax asset. As a result of this change in estimate, the valuation allowance was increased by $500,000, which related to the deferred tax asset as of December 31, 1994, and an additional valuation allowance of $576,370 was recorded to offset the additional deferred tax asset created by the net operating loss in 1995.

          In 1994, management believed that it would realize the deferred tax asset of $500,000. The deferred tax asset was classified in the accompanying consolidated balance sheet as a $250,000 current and a $250,000 long-term asset.



          The valuation allowance was adjusted for the years ended December 31, 1995 and 1994, as follows:

                            1995           1994
Valuation allowance,
    beginning of year      $591,512      $688,200

Valuation adjustment        576,370       (96,688)

Adjustment in allowance
 due to change in
 estimate                   500,000       --

Valuation allowance,
end of year              $1,667,882       $591,512

          The income tax expense reflected in the consolidated statements of operations differs from the amount computed at federal statutory income tax rates. The principal differences are as follows:

                            1995           1994
Federal income tax
  expense computed
  at statutory rate       $(389,436)   $ 139,980

State income tax effect    (73,111)       26,280

Net operating loss
  carryforward              462,547     (158,564)

Alternative minimum
  tax effect                 --             8,709

Valuation adjustment
  due to change
  in estimate               500,000            --

Income tax expense         $500,000      $  16,405

          The components of income tax expense related to continuing operations are as follows:

                             1995           1994
Current               $     --            $16,405

Deferred                    500,000        --

                           $500,000        $16,405

          The Company has available for income tax purposes the following net operating loss carryforwards at December 31, 1995:

                 Year of Expiration       Amount
                      2005             $   363,712

                      2006               1,671,205

                      2007                     185

                      2008                     185

                      2010               1,687,506

                                        $3,722,793

NOTE 8 - COMMON STOCK, WARRANTS AND OPTIONS

          PUBLIC OFFERING:    In its initial public offering in
1989, the Company issued 828,000 units each of which consisted of five shares of previously unissued common stock, par value $.01 per share, and five redeemable Class A Warrants at a price per unit of $5.00. Each of the Class A Warrants, which was transferable separately immediately upon issuance, entitled the holder to purchase for $1.00 one share of common stock and one redeemable Class B common stock purchase warrant ("Class B Warrant"). The Class A Warrants expired on May 29, 1994. Each Class B Warrant entitled the holder to purchase one share of common stock at $1.50 until May 29, 1994. The warrants are not common stock equivalents for the purposes of the earnings per share computations. (See Note 1.) In addition, the Company granted the underwriter and finder options to purchase 57,600 and 14,400 units, respectively, at $6.00 per unit exercisable over a period of four years commencing one year from the date of the prospectus.

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

          STOCK RIGHTS: The rights and preferences of common stock and Class A common stock are substantially identical except that each share of common stock entitles the holder to one vote whereas, each share of Class A common stock entitles the holder to five votes. Class A common stock automatically converts into common stock on a one-for-one basis upon sale or transfer to an entity or individual who was not a holder of Class A common stock before such sale or transfer, or at any time at the option of the holder. During each of 1994 and 1995, 113,400 shares of Class A stock were converted to common stock through private transactions.

          STOCK OPTION PLANS: On July 29, 1988, the Company adopted a stock option plan allowing 300,000 shares of unissued but authorized common stock for issuance of incentive and/or non-qualified stock options. At December 31, 1995, all options had been granted under the plan, and 23,000 options had been returned to the Company by employees who resigned prior to vesting. Such returned options are again available for use under the plan.

          On May 27, 1994, the Company adopted a second stock option plan allowing for 500,000 shares of unissued but authorized common stock for issuance of incentive and/or non-qualified stock options. As of December 31, 1995, 487,000 options under this plan had been granted and 142,000 options had been returned to the Company by employees who resigned prior to vesting. Such returned options are again available for use under the plan.

Stock option plan transactions for the year ended December 31, 1995, are summarized below:

                       1988 Plan     1994 Plan        Total
Outstanding,
beginning of year       260,000       247,500        507,500

  Granted                -0-          234,500        234,500

  Exercised             (75,000)       -0-           (75,000)

  Cancelled             (16,000)     (137,000)      (153,000)

Outstanding,
end of year             169,000       345,000        514,000

Option price per
share exercised      $0.03-$0.50         --       $0.03-$0.50

Price for
 outstanding
 options             $0.03-$0.50   $0.26-$0.75    $0.03-$0.75

          The expiration dates for the options issued under the 1988 Plan range from May 1998 to December 2003. At December 31,
1995, 23,000 shares were available for future grants under the 1988 Plan.

          The expiration dates for the options issued under the 1994 Plan range from August 2004 to December 2005. At December
31, 1995, 155,000 shares were available for future grants under the 1994 Plan.

          STOCK ISSUED WITH RESPECT TO SERVICE ON BOARD OF
DIRECTORS: In October 1992, the Board approved the issuance of stock as compensation to directors not receiving any other form of compensation from the Company. Each qualifying director received 5,000 shares of common stock for each quarter of service. During 1994, 19,000 shares of common stock were issued pursuant to the Board action, but no shares were issued pursuant thereto in 1995.

          STOCK ISSUABLE WITH RESPECT TO REVOLVING CREDIT
FACILITY: In connection with a revolving credit agreement with Robert R. Kaemmer, President of the Company, Mr. Kaemmer had the option to purchase up to 900,000 shares of common stock at $0.33 per share. Mr. Kaemmer exercised this option by purchasing 900,000 shares of common stock on April 27, 1994.


NOTE 9 - OFFICE CLOSING COSTS

          After reviewing the costs of maintaining its Washington, D.C. sales office, the projected sales from that location, and the general financial condition of the Company, the Board decided to close the office effective December 31, 1991. All estimated costs and expenses directly associated with the closing of the office were accrued as of December 31, 1991, and recognized in the financial statements. Subsequent payments of the accrued costs were charged to the liability account, accrued office closing costs.


NOTE 10 - KEY EMPLOYEE INCENTIVE COMPENSATION PLAN

          The Company has an incentive compensation plan which provides for incentive payments to a key employee based on 5% of net earnings before depreciation and amortization and income taxes. Expenses under the plan amount to $-0- and $27,726 for the years ended 1995 and 1994, respectively.

          In addition, during the year ended December 31, 1994, the board of directors authorized a one-time performance bonus of $45,000 to this key employee. The payment was made during the second quarter of 1994.


NOTE 11 - NOTES RECEIVABLE

          The Company conducts a portion of its business through agents. Some of these agents have borrowed from the Company in order to obtain necessary capital to expand their operations. These borrowings are represented by short term promissory notes. The terms of the notes permit the Company to withhold the monthly payments from commissions due the agents, if necessary. The interest rate for all the notes is 2 1/2% over the prime rate published by The Wall Street Journal. At December 31, 1994, a reserve of $100,000 was established against amounts due from a specific agent whose receivable, including unpaid charges, aggregated $498,061. During 1995, the Company and this agent became involved in litigation, and it has been determined that no recovery on the amounts will be made. As a result, the remaining receivable of $398,061 was written off. The Company is currently negotiating a mutual release of all claims with this agent and does not expect to incur any additional liability as a result of the litigation.


NOTE 12 - ONGOING OPERATIONS

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The Company reported a net loss of $1,718,510 in 1995.
As a result, liabilities exceeded assets by $237,041. Non-cash items such as depreciation and amortization, provision for doubtful accounts and deferred income taxes collectively contributed $1,316,067 of the loss. The remaining $402,443, along with a $118,481 increase in accounts receivable and a $691,755 increase in accounts payable, contributed to cash used in operations of $64,222. In light of the foregoing, in order to become profitable, the Company must achieve sufficient volume levels to obtain additional discounts under its existing carrier contracts or negotiate new contracts with its carriers to obtain favorable pricing at existing volume levels and reduce other costs. In addition, the Company may explore financing and other strategic transactions, such as the proposed merger (discussed in Note 13 below).

          The proposed merger would reduce the Company's direct operating costs through volume discounts on long-distance pricing from its carriers and would provide certain economics of scale which management believes would allow its operations to become profitable and allow it to compete for new and existing customers. If, for any reason, the proposed merger is not consummated, the Company plans to increase sales and reduce its costs and will continue to explore other strategic alternatives (which may include financings, mergers, acquisitions, joint ventures or other strategic transactions).

NOTE 13 - SUBSEQUENT EVENT

          On January 15, 1996, the Company and Phoenix Network, Inc. ("Phoenix"), a San Francisco, California-based long distance reseller and provider of value-added telecommunications services, signed a letter of intent to merge the two companies in a stock-for-stock transaction. The parties currently are negotiating a definitive merger agreement. In connection with the proposed merger, Phoenix expects to issue approximately 4 million new shares of common stock in exchange for all of the outstanding shares of the Company. It is currently anticipated that the closing will take place on or about August 15, 1996, pending the obtaining of all necessary regulatory approvals and approval of the shareholders of both companies. There can be no assurance that the ongoing negotiations between the Company and Phoenix will in fact result in the execution of a definitive merger agreement or that the terms of any such agreement would be as described above.

NOTE 14 - FOURTH QUARTER ADJUSTMENTS

          During the fourth quarter 1995, the Company recorded adjustments of approximately $940,000 relating primarily to receivables and the deferred tax asset.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          During the two most recent fiscal years, there were no changes in or disagreements with the Company's independent certified public accountants.

                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

          The information required by Item 9 is incorporated herein by reference to (i) the information under the caption "Election of Directors" (except that the information set forth under the subcaption "Compensation of Directors" is expressly excluded from such incorporation) and (ii) the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," in each case, in the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.


ITEM 10.  EXECUTIVE COMPENSATION

          The information required by Item 10 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by Item 11 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 12 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1   CERTIFICATE OF INCORPORATION, AS AMENDED TO DATE -
           Incorporated by reference - previously filed as
           Exhibit 3.1 to Registrant's Form 10-QSB for the quarterly period ended June 30, 1994.

     3.3 BYLAWS - Incorporated by reference - previously filed as Exhibit 3.3 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by Registrant.
           Registration Statement No. 33-23845.

     4.1 FORM OF UNIT PURCHASE OPTION - Incorporated by reference - previously filed as Exhibit 4.1 to Registration Statement on Form S-1 under the
           Securities Act of 1933 filed by Registrant.
           Registration Statement No. 33-23845.

     4.2   FORM OF WARRANT AGREEMENT - Incorporated by reference
           - previously filed as Exhibit 4.2 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by Registrant. Registration Statement No. 33-23845.

     10.1 TERMINATION AGREEMENT, DATED JANUARY 14, 1992, with Gordon Hutchins, Jr. - Incorporated by reference - previously filed as Exhibit 10.1 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1992 filed March 31, 1993.

     10.2 1988 STOCK OPTION PLAN - Incorporated by reference - previously filed as Exhibit 10.4 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by Registrant. Registration Statement No. 33-23845.

     10.3  1994 STOCK OPTION PLAN, DATED MAY 27, 1994 -
           Incorporated by reference - previously filed as
           Exhibit 4.3 to Registration Statement on Form S-8 under the Securities Act of 1933 filed by Registrant, Registration Statement No. 33-80058.

     10.4 DATA PROCESSING SERVICE AGREEMENT WITH AFFILIATED COMPUTER SYSTEMS COMMERCIAL SERVICES, INC. - Incorporated by reference - previously filed as
           Exhibit 10.12 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1990 filed April 9, 1991.

     10.5 SECOND ADDENDUM PROPOSAL TO DATA PROCESSING SERVICE AGREEMENT IN EXHIBIT 10.4 HERETO, DATED OCTOBER 4, 1993 - Incorporated by reference - previously filed as Exhibit 10.4 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 filed March 30, 1994.

     10.6 OFFICE BUILDING LEASE FOR REGISTRANT'S FACILITY IN OVERLAND PARK, KANSAS, DATED AUGUST 20, 1993 - Incorporated by reference - previously filed as
           Exhibit 10.5 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 filed March 30, 1994.

     10.7 AMENDMENT TO OFFICE BUILDING LEASE, DATED FEBRUARY 1, 1994 - Incorporated by reference - previously filed as Exhibit 10.6 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 filed March 30, 1994.

     10.8 OFFICE BUILDING LEASE FOR REGISTRANT'S FACILITY IN MCLEAN, VIRGINIA, AS AMENDED TO DATE - Incorporated by reference - previously filed as Exhibit 10.13 to Registrant's Form 10-KSB for fiscal year ended December 31, 1991.

     10.9 AGREEMENT TO RENEW SUBLEASE FOR REGISTRANT'S FACILITY IN MCLEAN, VIRGINIA, DATED FEBRUARY 14, 1994 - Incorporated by reference - previously filed as
           Exhibit 10.8 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 filed March 30, 1994.

     10.10 VOLUME PURCHASE AGREEMENT, DATED MAY 17, 1994, WITH
           SPRINT COMMUNICATIONS COMPANY L.P. - Incorporated by reference - previously filed as Exhibit 1 to Registrant's Form 10-QSB for the quarterly period ended June 30, 1994.

     10.11 TELECOMMUNICATIONS SERVICES AGREEMENT, DATED JUNE 27, 1994, WITH WILTEL, INC. - Incorporated by reference - previously filed as Exhibit 2 to Registrant's Form 10-QSB for the quarterly period ended June 30, 1994.

     10.12 AMENDMENT TO TELECOMMUNICATIONS SERVICES AGREEMENT, DATED NOVEMBER 1, 1994, WITH WILTEL, INC. - Incorporated by reference - previously filed as
           Exhibit 10.12 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 filed March 31, 1995. *

     10.13 REVOLVING LOAN AGREEMENT AND ADDENDA, DATED MAY 10, 1994, WITH MERCANTILE BANK OF KANSAS - Incorporated by reference - previously filed as Exhibit 10.13 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 filed March 31, 1995.

     10.14 ASSIGNMENT OF LIFE INSURANCE POLICY AS COLLATERAL, DATED MAY 10, 1994, TO MERCANTILE BANK OF KANSAS - Incorporated by reference - previously filed as
           Exhibit 10.14 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 filed March 31, 1995.

     10.15 SECURITY AGREEMENT, DATED MAY 10, 1994, WITH MERCANTILE BANK OF KANSAS - Incorporated by reference - previously filed as Exhibit 10.15 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 filed March 31, 1995.

     10.16 PROMISSORY NOTE, DATED MAY 10, 1994, WITH MERCANTILE
           BANK OF KANSAS - Incorporated by reference - previously filed as Exhibit 10.16 to Registrant's
           Form 10-KSB for the fiscal year ended December 31, 1994 filed March 31, 1995.

     10.17 SECURITY AGREEMENT, DATED MAY 10, 1994, WITH MERCANTILE BANK OF KANSAS - Incorporated by reference - previously filed as Exhibit 10.17 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 filed March 31, 1995.

     10.18 EMPLOYMENT AGREEMENT, DATED JANUARY 1, 1995, WITH ROBERT R. KAEMMER - Incorporated by reference - previously filed as Exhibit 10.18 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 filed March 31, 1995.**

     10.19 PROMISSORY NOTE, DATED JUNE 15, 1994, WITH RICHARD K. HALFORD - Incorporated by reference - previously filed as Exhibit 10.19 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 filed March 31, 1995.

     10.20 PROMISSORY NOTE, DATED AUGUST 1, 1994, WITH RICHARD
           K. HALFORD - Incorporated by reference - previously filed as Exhibit 10.20 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 filed March 31, 1995.

     10.21 PLEDGE AGREEMENT, DATED NOVEMBER 23, 1994, WITH RICHARD K. HALFORD - Incorporated by reference - previously filed as Exhibit 10.21 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 filed March 31, 1995.

     10.22 REVOLVING CREDIT AGREEMENT, DATED NOVEMBER 10, 1992, WITH ROBERT R. KAEMMER - Incorporated by reference - previously filed as Exhibit 10.8 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1992 filed March 31, 1993.

     10.23 AMENDMENT TO REVOLVING CREDIT AGREEMENT, DATED MAY 7,
           1993, WITH ROBERT R. KAEMMER - Incorporated by reference - previously filed as Exhibit 10.16 to Registrant's Form 10-KSB for the fiscal year ended
           December 31, 1993 filed March 30, 1994.

     10.24 PROMISSORY NOTE, DATED NOVEMBER 10, 1992, WITH ROBERT
           R. KAEMMER - Incorporated by reference - previously filed as Exhibit 10.9 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1992 filed March 31, 1993.

     10.25 AMENDMENT TO PROMISSORY NOTE, DATED MAY 7, 1993, WITH ROBERT R. KAEMMER - Incorporated by reference - previously filed as Exhibit 10.18 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 filed March 30, 1994.

     10.26 SECURITY AGREEMENT, DATED NOVEMBER 10, 1993, WITH ROBERT R. KAEMMER - Incorporated by reference - previously filed as Exhibit 10.10 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1992 filed March 31, 1993.

     10.27 SETTLEMENT AGREEMENT, DATED MAY 1, 1992, WITH AETNA LIFE INSURANCE COMPANY - Incorporated by reference - previously filed as Exhibit 10.11 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1992 filed March 31, 1993.

     10.28 CARRIER TRANSPORT SWITCHED SERVICES AGREEMENT, DATED
           JULY 28, 1995, WITH SPRINT COMMUNICATIONS COMPANY
           L.P.*

     10.29 AMENDMENT TO CARRIER TRANSPORT SWITCHED SERVICES
           AGREEMENT, DATED OCTOBER 30, 1995, WITH SPRINT
           COMMUNICATIONS COMPANY L.P.*

     10.30 AMENDMENT TO CARRIER TRANSPORT SWITCHED SERVICES
           AGREEMENT, DATED FEBRUARY 29, 1996, WITH SPRINT
           COMMUNICATIONS COMPANY L.P.

     10.31 REVOLVING LOAN AGREEMENT AND ADDENDA, DATED JUNE 8,
           1995, WITH MERCANTILE BANK OF KANSAS.

     10.32 PROMISSORY NOTE, DATED JUNE 8, 1995, WITH MERCANTILE
           BANK OF KANSAS.

     10.33 COMPREHENSIVE SECURITY AGREEMENT, DATED JUNE 8, 1995,
           WITH MERCANTILE BANK OF KANSAS.

     10.34 SECURITY AGREEMENT, DATED JUNE 8, 1995, WITH
           MERCANTILE BANK OF KANSAS.

     10.35 PROMISSORY NOTE, DATED APRIL 3, 1995, WITH RICHARD K.
           HALFORD.

     10.36 AMENDMENT NO. 1 TO PLEDGE AGREEMENT, DATED APRIL 3,
           1995, WITH RICHARD K. HALFORD.

     10.37 EXTENSION OF JUNE 15, 1994 PROMISSORY NOTE, DATED
           DECEMBER 29, 1995, WITH RICHARD K. HALFORD.

     10.38 EXTENSION OF AUGUST 1, 1994 PROMISSORY NOTE, DATED
           DECEMBER 29, 1995, WITH RICHARD K. HALFORD.

     10.39 EXTENSION OF APRIL 3, 1995 PROMISSORY NOTE, DATED
           DECEMBER 29, 1995, WITH RICHARD K. HALFORD.

     10.40 LETTER TO MERCANTILE BANK OF KANSAS, DATED JANUARY
           24, 1996, REGARDING THE FULL SATISFACTION BY RICHARD
           K. HALFORD OF THE PROMISSORY NOTES DATED JUNE 15,
           1994, AUGUST 1, 1994 AND APRIL 3, 1995.

     10.41 SECOND AMENDMENT TO OFFICE BUILDING LEASE FOR
           REGISTRANT'S FACILITY IN OVERLAND PARK, KANSAS, DATED
           NOVEMBER 23, 1994.

     21.1 LIST OF SUBSIDIARIES OF THE REGISTRANT - Incorporated by reference - previously filed as Exhibit 21.1 to Registrant's Form 10-KSB for the fiscal year ended
           December 31, 1994 filed March 31, 1995.

     23    CONSENT OF GRANT THORNTON LLP.

     27    FINANCIAL DATA SCHEDULE.

(b)  Reports on Form 8-K

          On January 17, 1996, the Company filed a report on Form 8-K under Item 5 - Other Events regarding a press release issued by the Company and Phoenix Network, Inc. ("Phoenix") announcing that they had signed a letter of intent (the "Letter of Intent") to merge the Company and Phoenix in a stock-for-stock transaction.

          On March 19, 1996, the Company filed a second report on Form 8-K under Item 5 - Other Events regarding a press release issued by the Company and Phoenix announcing that they had extended the term of the Letter of Intent.










































* Confidential material deleted and filed separately with the Commission pursuant to a request for confidential treatment.

** Management contract or compensatory plan or arrangement required to be identified by Item 13(a).

                                SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICONNECT, INC.



                              By: /s/ Robert R. Kaemmer
                                  Robert R. Kaemmer
                                  President and Director

                              Date: April 15, 1996

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the date indicated.




/s/ Robert R. Kaemmer                        April 15, 1996
Robert R. Kaemmer
President and Director
(Principal Executive Officer and
Principal Financial Officer)



/s/ Janet M. Flynn                           April 15, 1996
Janet M. Flynn
Secretary, Director



/s/ Richard K. Halford                       April 15, 1996
Richard K. Halford
Director

                               EXHIBIT INDEX



NUMBER                        ITEM                                     PAGE

10.28     CARRIER TRANSPORT SWITCHED SERVICES AGREEMENT, DATED
          JULY 28, 1995, WITH SPRINT COMMUNICATIONS COMPANY L.P.*

10.29     AMENDMENT TO CARRIER TRANSPORT SWITCHED SERVICES
          AGREEMENT, DATED OCTOBER 30, 1995, WITH SPRINT
          COMMUNICATIONS COMPANY L.P.*

10.30     AMENDMENT TO CARRIER TRANSPORT SWITCHED SERVICES
          AGREEMENT, DATED FEBRUARY 29, 1996, WITH SPRINT
          COMMUNICATIONS COMPANY L.P.

10.31     REVOLVING LOAN AGREEMENT AND ADDENDA, DATED JUNE 8,
          1995, WITH MERCANTILE BANK OF KANSAS.

10.32     PROMISSORY NOTE, DATED JUNE 8, 1995, WITH MERCANTILE
          BANK OF KANSAS.

10.33     COMPREHENSIVE SECURITY AGREEMENT, DATED JUNE 8, 1995,
          WITH MERCANTILE BANK OF KANSAS.

10.34     SECURITY AGREEMENT, DATED JUNE 8, 1995, WITH MERCANTILE
          BANK OF KANSAS.

10.35     PROMISSORY NOTE, DATED APRIL 3, 1995, WITH RICHARD K.
          HALFORD.

10.36     AMENDMENT NO. 1 TO PLEDGE AGREEMENT, DATED APRIL 3,
          1995, WITH RICHARD K. HALFORD.

10.37     EXTENSION OF JUNE 15, 1994 PROMISSORY NOTE, DATED
          DECEMBER 29, 1995, WITH RICHARD K. HALFORD.

10.38     EXTENSION OF AUGUST 1, 1994 PROMISSORY NOTE, DATED
          DECEMBER 29, 1995, WITH RICHARD K. HALFORD.

10.39     EXTENSION OF APRIL 3, 1995 PROMISSORY NOTE, DATED
          DECEMBER 29, 1995, WITH RICHARD K. HALFORD.

10.40     LETTER TO MERCANTILE BANK OF KANSAS, DATED JANUARY 24,
          1996, REGARDING THE FULL SATISFACTION BY RICHARD K.
          HALFORD OF THE PROMISSORY NOTES DATED JUNE 15, 1994,
          AUGUST 1, 1994 AND APRIL 3, 1995.

10.41     SECOND AMENDMENT TO OFFICE BUILDING LEASE FOR
          REGISTRANT'S FACILITY IN OVERLAND PARK, KANSAS, DATED
          NOVEMBER 23, 1994.

23        CONSENT OF GRANT THORNTON LLP.

27        FINANCIAL DATA SCHEDULE.




* Confidential material deleted and filed separately with the Commission pursuant to a request for confidential treatment.