Form 10QSB
period 1996-03-31
AMERICONNECT INC
filed 1996-05-15
CIK 837993

U. S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                   ____________________________

                           FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

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

     As of March 31, 1996, the Issuer had outstanding 6,338,361 shares of Common Stock and 592,033 shares of Class A Common
     Stock.

Transitional Small Business Disclosure Format (check one):
Yes            No  X

              PART 1. - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                        AMERICONNECT, INC.
                           CONSOLIDATED
                          BALANCE SHEETS
               ASSETS                              MARCH 31,    DECEMBER 31,
                                                     1996          1995
                                                   UNAUDITED
CURRENT ASSETS
  Cash                                             $  147,202  $  293,492
  Accounts receivable, net of
   allowance of $378,317 at 1996 and
   $361,260 at 1995 (Note 3)                        2,183,099   1,961,815

  Accounts receivable-trade,
   with affiliates                                      7,301       6,065

  Accounts receivable-agents,
   including accrued interest (Note 6)                     --       1,492

  Notes receivable-director/
   shareholder (Note 2)                                    --      14,500

  Prepaid commissions                                 109,142     126,042

  Other current assets                                119,724      94,251

     Total current assets                           2,566,468   2,497,657

NON-CURRENT ASSETS

  Equipment and software, net of
   accumulated depreciation and
   amortization of $251,073 at
   1996 and $230,868 at 1995                          133,625     143,202

  Deposits                                             19,528      19,528

TOTAL ASSETS                                       $2,719,621  $2,660,387

          See accompanying notes to financial statements

                        AMERICONNECT, INC.
                           CONSOLIDATED
                          BALANCE SHEETS
                                                MARCH 31, 1996    DECEMBER 31,
                                                  UNAUDITED         1995


     LIABILITIES AND STOCKHOLDERS'
        DEFICIT
CURRENT LIABILITIES

  Accounts payable (Note 3)                        $2,993,718  $2,782,432

  Sales taxes payable                                 102,328      97,460

  Accrued office closing costs                          3,798       8,539

  Other accrued liabilities                                --         733

   Total current liabilities                        3,099,844   2,889,164

NON-CURRENT LIABILITIES

  Customer deposits                                     9,264       8,264

   Total liabilities                                3,109,108   2,897,428

COMMITMENTS AND CONTINGENCIES
  (Notes 3 and 5)                                          --          --

STOCKHOLDERS' DEFICIT (Note 5)

  Class A common stock, par value
   $.00001 per share; 10,000,000
   shares authorized; issued
   6,562,033 shares                                        66          66

  Common stock, par value $.01
   per share; 20,000,000 shares
   authorized; issued 6,518,611 shares                 65,186      65,050

  Additional paid-in capital                        3,647,094   3,642,731

  Accumulated deficit                             (4,099,970) (3,943,025)
  Treasury stock - class A common,
   at cost; 5,970,000 shares                             (60)        (60)

  Treasury stock - common, at cost;
   180,250 shares                                     (1,803)     (1,803)

   Total stockholders' deficit                      (389,487)   (237,041)

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                          $2,719,621  $2,660,387

          See accompanying notes to financial statements


                        AMERICONNECT, INC.
                          CONSOLIDATED
                     STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                                                     For The Three Months
                                                        Ended March 31,
                                                       1996        1995
REVENUES

  Sales                                            $4,242,911  $4,511,849

  Sales to affiliates                                  21,691      15,124

   Total revenues                                   4,264,602   4,526,973

COSTS AND EXPENSES

  Direct operating costs                            3,202,346   3,444,446

  Selling, administrative and
   general expenses                                 1,188,574   1,026,971

  Depreciation and amortization                        20,205      15,799

   Total costs and expenses                         4,411,125   4,487,216

   Operating income (loss)                          (146,523)      39,757

OTHER INCOME (EXPENSE)

  Interest income                                       2,004       7,013

  Interest expense                                   (12,426)       (742)

  Loan Fees                                                --     (1,251)

    Total other income (expense)                     (10,422)       5,020

NET INCOME (LOSS) BEFORE INCOME TAXES               (156,945)      44,777

  Income Tax Expense (Note 4)                                --          --

NET INCOME (LOSS)                                  $(156,945)     $44,777

Net income(loss) per common and common
  equivalent share                                    $(0.02)       $0.01

  Weighted average common and common
   equivalent shares outstanding (Note 5)           7,433,676   6,370,650

          See accompanying notes to financial statements


                        AMERICONNECT, INC.
                           CONSOLIDATED
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                  For the Three Months Ended
                                                             March 31,
                                                      1996           1995
Cash flows from operating activities:
  Net income (loss)                                $(156,945)     $44,777

  Adjustments to reconcile net
   income to net cash provided
   by (used in) operating activities:
   Depreciation and amortization                       20,205      15,799

   Provision for doubtful accounts                     63,830     113,175

  (Increase) decrease in assets:
   Accounts receivable                              (285,114)   (433,876)

   Accounts receivable-trade
     from affiliates                                  (1,236)       1,936
   Prepaid commissions                                 16,899          --
   Other current assets                              (25,473)    (35,747)
   Deposits                                                --     (1,500)

  Increase (decrease) in liabilities:
   Accounts payable                                   211,286     180,338
   Sales tax payable                                    4,868      15,291
   Accrued office closing costs                       (4,741)     (3,242)
   Deferred income                                         --    (13,384)
   Customer Deposits                                    1,000          --
   Other accrued liabilities                            (731)       6,175

     Net cash used in operating
        activities                                  (156,152)   (110,258)

Cash flows from investing activities:
  Purchase of equipment and software                 (10,628)    (64,381)
  Payments on notes receivable -
   director/shareholder                                14,500          --
  Payments on agents notes receivable                   1,492      61,740

     Net cash provided by (used in)
        investing activities                            5,364     (2,641)

Cash flows from financing activities:
  Proceeds from bank loan                           3,610,000     550,000

  Payments on bank loan                           (3,610,000)   (550,000)

  Sale of stock to employees                            4,498       2,250

   Net cash provided by
     financing activities                               4,498       2,250

Net decrease in cash                                (146,290)   (110,649)

Cash at beginning of period                           293,492     405,942

Cash at end of period                                $147,202    $295,293

Supplemental disclosures of cash flow information
  Cash paid during the period for:
   Interest                                          $ 11,074    $    563
   Income taxes                                         1,765       1,608

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

     The consolidated balance sheets as of March 31, 1996, the consolidated statements of operations for the three months ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1996, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. The results of operations for the periods ended March 31, 1996, and March 31, 1995, are not necessarily indicative of the operating results for the full year.


NOTE 2 - NOTE RECEIVABLE - DIRECTOR/SHAREHOLDER

     During 1994 and early 1995, the Company made loans totaling $14,500 to a director/shareholder. They were secured by 19,000 shares of the Company's common stock and bore interest at 2 1/2% over the published prime rate found in The Wall Street Journal. The loans were paid in full on January 24, 1996.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

     The Company has a contract with Sprint to provide telecommunications services for the Company's customers. The agreement covers the pricing of the services for a term of two years beginning September 1995. The Company has an annual minimum usage commitment of $12,000,000 through August 1996 and $14,400,000 from September 1996 to August 1997. In the event the Company's customers use less than the minimum commitment, the difference is due and payable by the Company to Sprint. Assuming a monthly average requirement of $1,000,000 under the Sprint contract, for the period from September 1995 through March 1996, the Company has accumulated a shortfall of $1,076,875. The Company anticipates additional shortfall amounts to accumulate during 1996. In the event the proposed merger with Phoenix Network, Inc. occurs (See Note 9), the Company currently anticipates that all accumulated shortfall amounts will be addressed in a new contract between Sprint and the surviving corporation. In the event the proposed merger does not occur, the Company has begun negotiations with Sprint to address the accumulated shortfall. While the Company believes the accumulated shortfall at March 31, 1996, and any additional shortfall amounts, will be resolved in a manner which will not have a material adverse effect on the business or financial condition of the Company in the event the proposed merger does not occur, there can be no assurance of such a result. If the Company were required to pay the full amount of accumulated shortfalls, this would have a material adverse effect on the Company's financial condition.

     The Company has a contract with WilTel to provide telecommunications services at discounted rates which will vary based upon the amount of usage by the Company. The term of this usage commitment is thirty-nine (39) months. The Company's agreement with WilTel calls for a minimum monthly usage commitment of $50,000 through January 1998. In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable by the Company to WilTel in the following month. The Company was in compliance with the contractual requirements of the agreement throughout the quarter ended March 31, 1996.

     On June 8, 1995, the Company entered into a revolving credit facility which expires June 1, 1996, and allows for maximum borrowings by the Company of the lesser of $1,000,000 or 50% of eligible (less than 61 days old) receivables. Interest is payable monthly at the bank's prime rate (8.25% at March 31, 1996) plus 1%. Under the terms of the credit facility, the Company is required to meet certain financial covenants. The line is secured by all of the Company's accounts receivable. During the first quarter of 1996, the Company had used this facility for short term borrowings, but had no outstanding borrowings at quarter end. At March 31, 1996, the Company was in default of certain of these financial covenants, which defaults are continuing. While the Company currently does not expect these defaults to impair its ability to utilize this facility during the remainder of the existing term, it may negatively impact the Company's ability to renew the credit facility. In the event the credit facility cannot be renewed or the Company is unable to utilize the existing facility, the Company would attempt to obtain a comparable credit facility from an alternative financing source. While the Company has been able to obtain such facilities in the past, there can be no assurance that the Company will be able to obtain a credit facility with comparable terms or at all. The inability to obtain a credit facility would have a material adverse effect on the Company's financial condition and business.

     In accordance with the terms of the credit facility, the Company purchased a term life insurance policy on a key employee with a face amount of $1,750,000 during the year ended
December 31, 1994.  Annual premiums are approximately $3,500.


NOTE 4 - INCOME TAXES

     A valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized.

     The valuation allowance was adjusted for three month period ended March 31, 1996, and the year ended December 31, 1995, as follows:

                                    March 31, 1996     December 31, 1995

Valuation allowance,
beginning of period                     $1,667,882      $591,512

Valuation adjustment                        39,340       576,370

Adjustment in allowance
due to change in estimate                       --       500,000

Valuation allowance,
end of period                           $1,707,222    $1,667,882


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

     MISSING STOCK CERTIFICATES: Prior to the Company's initial public offering, the stockholders of record as of March 29, 1989, executed escrow agreements which required the placement in escrow of 150,000 shares of outstanding common stock and 5,970,000 shares of outstanding Class A common stock pending the achievement of certain earnings objectives. These earnings objectives were not met and, consequently, all of the shares subject to the escrow agreement were retired and have been accounted for as treasury stock since December 31, 1992. In addition, in connection with the execution of a voting trust agreement in 1989, certificates representing 3,014,751 shares of Class A common stock were issued in the name of a voting trust in substitution for the certificates held by some of the stockholder-parties to the voting trust agreement. This voting trust expired in June of 1992. During the first quarter of 1992, however, the Company learned that the escrow agent associated with the escrow agreements asserts that it has never received the stock certificates representing the shares subject to the escrow agreements. During the same period, the Company discovered that the certificates representing 2,975,751 of the shares transferred to the voting trust were never delivered to the Company for cancellation. The Company has been unable to locate neither the original share certificates nor the certificates issued to the voting trust. As a result, if a stockholder attempted to transfer any of the shares subject to the escrow agreements or the voting trust agreement in violation of such agreements, there can be no assurance that an innocent transferee could not successfully claim the right to the shares purportedly transferred to him or her. The Company believes, however, that the legends affixed to each of the missing certificates, which state that the shares are subject to the restrictions of the voting trust agreement and the escrow agreements, respectively, are sufficient to prevent a transferee from acquiring a valid claim with respect to the shares represented by the missing certificates. In addition, the Company has obtained affidavits from each holder of the missing certificates that no such purported transfers have been made.

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

     STOCK OPTION PLANS: On July 29, 1988, the Company adopted a stock option plan allowing 300,000 shares of unissued but authorized common stock for issuance of incentive and/or non-qualified stock options. At March 31, 1996, all options had been granted under the plan, and 23,000 options had been returned to the Company by employees who resigned prior to vesting. Such returned options are again available for use under the plan.

     On May 27, 1994, the Company adopted a second stock option plan allowing for 500,000 shares of unissued but authorized common stock for issuance of incentive and/or non-qualified stock options. As of March 31, 1996, 487,000 options under this plan had been granted and 162,356 options had been returned to the Company by employees who resigned prior to vesting. Such returned options are again available for use under the plan.

Stock option transactions for the period ended March 31, 1996, are summarized below:

                               1988 Plan      1994 Plan         Total

Outstanding,
 beginning of
 quarter                        169,000        345,000        514,000

  Granted                           --              --             --

  Exercised                      (3,000)       (10,644)       (13,644)

  Canceled                           --        (20,356)       (20,356)

Outstanding,
end of period                   166,000        314,000        480,000

Option price per
share exercised             $0.03-$0.50          $0.37    $0.03-$0.50

Price for
 outstanding
 options                    $0.03-$0.50    $0.26-$0.75    $0.03-$0.75

     The expiration dates for the options issued under the 1988
Plan range from May 1998 to December 2003.  At March 31, 1996,
23,000 shares were available for future grants under the 1988
Plan.

     The expiration dates for the options issued under the 1994
Plan range from August 2004 to December 2005.  At March 31, 1996,
175,356 shares were available for future grants under the 1994
Plan.


NOTE 6 - NOTES RECEIVABLE

     The Company conducts a portion of its business through agents. Some of these agents have borrowed from the Company in order to obtain necessary capital to expand their operations. These borrowings are represented by short term promissory notes. The terms of the notes permit the Company to withhold the monthly payments from commissions due the agents, if necessary. The interest rate for all the notes is 2 1/2% over the prime rate published by The Wall Street Journal. At December 31, 1994, a reserve of $100,000 was established against amounts due from a specific agent whose receivable, including unpaid charges, aggregated $498,061. During 1995, the Company and this agent became involved in litigation, and it was determined that no recovery on the amounts would be made. As a result, the remaining receivable of $398,061 was written off. The Company has negotiated a mutual release of all claims with this specific agent.


NOTE 7 - PROFIT SHARING PLAN

     The Company adopted a 401(k) savings plan effective January 1, 1994, covering nearly all eligible employees with at least six months of service. Under the terms of the plan, employees may contribute up to 15% of their gross wages. The Company matches 100% of the first 3% contributed by each employee. The Company's contribution to the plan was $5,129 in the first quarter of 1996.


NOTE 8 - ONGOING OPERATIONS

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The Company reported a net loss of $156,945 in the first quarter of 1996. As a result, liabilities exceeded assets by $389,487. Non-cash items such as depreciation and amortization and provision for doubtful accounts collectively contributed $84,035 of the loss. The remaining $72,910, along with a $285,114 increase in accounts receivable and a $211,286 increase in accounts payable, contributed to cash used in operations of $156,152. In light of the foregoing, in order to become profitable, the Company must achieve sufficient volume levels to obtain additional discounts under its existing carrier contracts or negotiate new contracts with its carriers to obtain favorable pricing at existing volume levels and reduce other costs. In addition, the Company may explore financing and other strategic transactions, such as the proposed merger (discussed in Note 9 below).

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


NOTE 9 - SUBSEQUENT EVENT

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

     The Company's financial condition and results of operations continue to be negatively affected by severe competition, high direct operating costs and increasing costs for new sales. In addition, fees for professional services in conjunction with the proposed merger with Phoenix Network were approximately $62,000 which negatively affected first quarter results. There is no assurance that the proposed merger will be consummated.

     Competition. Intense competition in the long distance telecommunications industry continued into 1996. Major long distance companies like AT&T and Sprint are continuing to market directly to the Company's primary market - small to medium-sized businesses. Other existing competitors are aggressively reducing rates to maintain and build customer base and expand minute volume. In addition, new competitors emerged targeting the Company's primary market. Many of these competitors sought to build volume quickly and, in order to accomplish this goal, sold their long distance services at rates that, in the Company's opinion, do not reflect the full costs of doing business. Accordingly, while the Company reduced its rates and undertook efforts to maintain and build its customer base (as described below), the Company was unable to match the rates and/or services offered by many of its competitors, thereby increasing the number of customers lost to competitors. While the Company continued to acquire new customers, lost business and rate reductions to existing accounts more than offset new business. While total minutes billed increased approximately 5% from the first quarter 1995 to the first quarter 1996, the average revenue per minute dropped approximately 10%.

     Direct Operating Costs. The Company was able to obtain a new contract with its major underlying carrier in September 1995. While the new contract reduces the Company's costs at certain increased volume targets, which would result in significant cost reductions for the Company, to date the Company has been unable to achieve the volume targets necessary to realize the reduced carrier pricing. As a result, the Company has been unable to significantly increase margins.

     Sales Costs. The Company sought to increase its volume by offering services at rates that were competitive in the market. In addition, the Company hired Area Sales Directors and other personnel to support its sales agent program, increased commissions to sales agents to maintain its relationship with key agents, hired a Kansas City area direct sales force and promoted aggressive marketing campaigns designed to increase sales. While the Company believes these actions to be necessary to respond to the competitive environment, they have the effect of increasing selling, general and administrative expenses.


RESULTS OF OPERATIONS

     Total Revenues. Total revenues decreased from $4,526,973 in the first quarter 1995 to $4,264,602 in the first quarter 1996, a decrease of $262,371 or approximately 6%. This decrease in revenues is attributable to the decrease in average revenue per minute.

     Direct Operating Costs. Direct operating costs decreased from $3,444,446 in the first quarter 1995 to $3,202,346 in the first quarter 1996, a decrease of $242,100 or approximately 7%. As a percentage of revenues, direct operating costs decreased from approximately 76% in 1995 to 75% in 1996. The decrease is consistent with the decrease in revenues noted above.

     Selling, Administrative and General Expenses. The Company's selling, administrative and general expenses increased from $1,026,971 in the first quarter 1995 to $1,188,574 in the first quarter 1996, an increase of $161,603 or approximately 16%. As a percentage of revenue, selling, administrative and general expenses increased from 23% in 1995 to 28% in 1996. The biggest single increase in this expense category in dollars was in compensation expense.

     Compensation expenses increased from $534,829 in the first quarter 1995 to $650,571 in the first quarter 1996, an increase of $115,742 or approximately 22%. Salaries for sales related positions increased from $55,646 to $105,594, an increase of $49,948 or approximately 90%, which increase resulted from the addition of several sales positions throughout 1995 and early 1996. Agent commissions increased from $310,893 to $353,969, an increase of $43,076 or approximately 14% due to the introduction in late 1995 of a commission plan designed to attract high volume agents.

     Fees for professional services increased from $44,689 in the first quarter 1995 to $106,519 in the first quarter 1996, an increase of $61,830 or approximately 138%. This increase resulted primarily from increases in the costs of legal and accounting services associated with the potential merger previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 1995 and March 31, 1996, the Company had a stockholders' deficit of $237,041 and $389,487, respectively. In the first quarter 1995, the Company used $110,258 cash from operations. In the first quarter 1996, the Company used $156,152 cash in operations. While the Company reported a net loss of $156,945 for the first quarter 1996, non-cash items such as depreciation and amortization and provision for doubtful accounts collectively contributed $84,035 of the total loss. The remaining portion of the total loss, $72,910, along with a $285,114 increase in accounts receivable and a $211,286 increase in accounts payable, contributed to the cash used in operating activities.

     On June 8, 1995, the Company entered into a revolving credit facility which expires June 1, 1996, and allows for maximum borrowings by the Company of the lesser of $1,000,000 or 50% of eligible (less than 61 days old) receivables. Interest is payable monthly at the bank's prime rate (8.25% at March 31, 1996) plus 1%. Under the terms of the credit facility, the Company is required to meet certain financial covenants. The line is secured by all of the Company's accounts receivable. During the first quarter of 1996, the Company had used this facility for short terms borrowings, but had no outstanding borrowings at quarter end. At March 31, 1996, the Company was in default of certain of these financial covenants, which defaults are continuing. While the Company currently does not expect these defaults to impair its ability to utilize this facility during the remainder of the existing term, it may negatively impact the Company's ability to renew the credit facility. In the event the credit facility cannot be renewed or the Company is unable to utilize the existing facility, the Company would attempt to obtain a comparable credit facility from an alternative financing source. While the Company has been able to obtain such facilities in the past, there can be no assurance that the Company will be able to obtain a credit facility with comparable terms or at all. The inability to obtain a credit facility would have a material adverse effect on the Company's financial condition and business.

     The Company has a contract with Sprint to provide telecommunications services for the Company's customers. The agreement covers the pricing of the services for a term of two years beginning September 1995. The Company has an annual minimum usage commitment of $12,000,000 through August 1996 and $14,400,000 from September 1996 to August 1997. In the event the Company's customers use less than the minimum commitment, the difference is due and payable by the Company to Sprint. Assuming a monthly average requirement of $1,000,000 under the Sprint contract, for the period from September 1995 through March 1996, the Company has accumulated a shortfall of $1,076,875. The Company anticipates additional shortfall amounts to accumulate during 1996. In the event the proposed merger with Phoenix Network, Inc. occurs (See Note 9), the Company currently anticipates that all accumulated shortfall amounts will be addressed in a new contract between Sprint and the surviving corporation. In the event the proposed merger does not occur, the Company has begun negotiations with Sprint to address the accumulated shortfall. While the Company believes the accumulated shortfall at March 31, 1996, and any additional shortfall amounts, will be resolved in a manner which will not have a material adverse effect on the business or financial condition of the Company in the event the proposed merger does not occur, there can be no assurance of such a result. If the Company were required to pay the full amount of accumulated shortfalls, this would have a material adverse effect on the Company's financial condition.

     The Company has a contract with WilTel to provide telecommunications services at discounted rates which will vary based upon the amount of usage by the Company. The term of this usage commitment is thirty-nine (39) months. The Company's agreement with WilTel calls for a minimum monthly usage commitment of $50,000 through January 1998. In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable by the Company to WilTel in the following month. The Company was in compliance with the contractual requirements of the agreement throughout the quarter ended March 31, 1996.

     At March 31, 1996, the Company had a ratio of current assets to current liabilities of 0.83. Working capital deficit at March
31, 1996 was $533,376.

     The Company's business as a non-facilities based reseller of long distance telecommunications services is generally not a capital intensive business, and at March 31, 1996, the Company had no material commitments for capital expenditures. The Company anticipates any additional capital expenditures in the future will be confined to minimal purchases of office fixtures and equipment.

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

     Competition. An existing or potential customer of the Company has numerous other choices available for its telecommunications service needs, including obtaining services directly from the same carriers whose services the Company offers. From time to time, the Company's competitors may be able to provide a range of services comparable to or more extensive than those available to the Company's customers at rates competitive with, or lower than, the Company's rates. In addition, most prospective customers of the Company are already receiving service directly from at least one long distance carrier, and thus the Company must convince prospective customers to alter these relationships to generate new business. The
Company competes with three major interexchange carriers, AT&T, MCI and Sprint, other large carriers, including Frontier and WorldCom, and several hundred smaller carriers. Additionally, as a result of legislation enacted by the federal government in February of 1996, the RBOCs and GTOCs will have, upon compliance with certain regulatory requirements, the right to provide long distance service. Many of the RBOCs and GTOCs have already announced their intention to enter the business of providing long distance service. As a consequence, the telecommunications industry will remain highly competitive and be subject to rapid technological and regulatory change. Because the tariffs offered by the major carriers for telecommunications services are not proprietary in nature, there are no effective barriers to entry into the Company's line of business. Because of the considerably greater resources of competitors of the Company, there can be no assurance that the Company will be able to become or remain competitive in the current telecommunications environment.

     Possible Volatility of Stock Price. The market price of the Company's Common Stock has, in the past, fluctuated substantially over time and may in the future be highly volatile. Factors such as the announcements of potential mergers, acquisitions, joint ventures or other strategic combinations involving the Company. The announcement of the inability to consummate the proposed merger, rate changes for various carriers, technological innovation or new products or service offerings by the Company or its competitors, as well as market conditions in the telecommunications industry generally and variations in the Company's operating results, could cause the market price of the Common Stock to fluctuate substantially. Because the public float for the Company's Common Stock is small, additional volatility may be experienced.

     Control by Officers and Directors. As of March 31, 1996, the Company's executive officers and directors beneficially owned or controlled approximately 52.9% of the total voting power represented by the Company's outstanding capital stock, taking into account that holders of the Company's Class A Common Stock are entitled to five votes per share of such stock and assuming the exercise of all outstanding options for the Company's capital stock which are exercisable within sixty (60) days. The votes represented by the shares beneficially owned or controlled by the Company's executive officers and directors would, if they were cast together, control the election of a majority of the Company's directors and the outcome of most corporate actions requiring stockholder approval.

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

(a)  Exhibits
     None


(b)  Reports on Form 8-K
     None

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized (the undersigned being its President).

                                   AMERICONNECT, INC.

Date:     May 15, 1996

                                   /s/ Robert R. Kaemmer
                                   Robert R. Kaemmer
                                   President