Form 10QSB
period 1996-06-30
AMERICONNECT INC
filed 1996-08-14
CIK 837993

U. S. SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549



	FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1996


[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________________ to
____________________________

	Commission file number	0-18654

	AMERICONNECT, INC.

	(Exact name of small business issuer as specified in its charter)


	Delaware			                                        						48-1056927

(State or other jurisdiction of
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

As of August 1, 1996, the Issuer had outstanding 6,341,361 shares of Common Stock and 592,033 shares of Class A Common Stock.

Transitional Small Business Disclosure Format (check one):
Yes     		No  X


	PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICONNECT, INC.
Consolidated
Balance Sheets



	ASSETS

                                    June 30, 1996
                                     Unaudited            December 31, 1995

CURRENT ASSETS



  Cash                             $  207,959                $  293,492

 Accounts receivable, net of
 allowance of $396,472 at 1996
 and $361,260 at 1995 (Note 3)      2,414,849                 1,961,815

 Accounts receivable-trade,
 with affiliates                       11,421                     6,065

 Accounts receivable-agents,
including accrued interest (Note 6)    30,355                     1,492

 Notes receivable-director/
shareholder (Note 2)                       --                    14,500

 Prepaid commissions                   91,057                   126,042

 Other current assets                  93,942                    94,251

 Total current assets               2,849,583                  2,497,657

NON-CURRENT ASSETS



 Equipment and software, net
 of accumulated depreciation
and amortization of $270,871
at 1996 and $230,868 at 1995          118,527                    143,202


 Deposits                               18,027                     19,528

TOTAL ASSETS                        $2,986,137                $2,660,387


See accompanying notes to financial statements









AMERICONNECT, INC.
Consolidated
Balance Sheets




                               June 30, 1996
                                 unaudited                  December 31, 1995

	LIABILITIES AND STOCKHOLDERS' DEFICIT



CURRENT LIABILITIES



  Accounts payable (Note 3)     $3,005,814                       $2,782,432

  Sales taxes payable              113,667                           97,460

  Accrued office closing costs          --                            8,539

  Other accrued liabilities           1,247                             733

  Total current liabilities       3,120,728                       2,889,164

NON-CURRENT LIABILITIES



  Customer deposits                   10,265                          8,264

  Total liabilities                3,130,993                     2,897,428

COMMITMENTS AND CONTINGENCIES
 (Notes 3 and 5)                          --                            --

STOCKHOLDERS' DEFICIT (Note 5)

  Class A common stock, par
  value $.00001 per share;
  10,000,000 shares authorized;
  issued 6,562,033 shares                 66                            66



  Common stock, par value $.01
  per share; 20,000,000 shares
  authorized; issued 6,521,611
  shares                              65,216                        65,050

  Additional paid-in capital       3,647,154                     3,642,731

  Accumulated deficit             (3,855,429)                   (3,943,025)

  Treasury stock - class
  A common, at cost;
  5,970,000 shares                       (60)                          (60)

  Treasury stock - common,
  at cost; 180,250 shares              (1,803)                      (1,803)

  Total stockholders' deficit        (144,856)                    (237,041)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT               $2,986,137                  $2,660,387


    See accompanying notes to financial statements








AMERICONNECT, INC.
Statements of Operations
(Unaudited)






                           For The Three Months   For the Six Months Ended
                              Ended June 30,               June 30,


                           1996           1995         1996           1995

REVENUES


 Sales                 $4,322,276     $4,378,878    $8,565,187     $8,890,727

 Sales to affiliates       19,819         26,410        41,510         41,534

 Total revenues         4,342,095      4,405,288     8,606,697      8,932,261

COSTS AND EXPENSES





 Direct operating
 costs                   3,169,951     3,360,777     6,372,297     6,805,223

 Selling,
 administrative and
 general expenses          908,305     1,055,094     2,096,879     2,082,065

 Depreciation
 and amortization           19,797        18,777        40,002        34,576

 Total costs and
 expenses                4,098,053     4,434,648     8,509,178     8,921,864

 Operating income
 (loss)                     244,042     (29,360)        97,519        10,397

OTHER INCOME (EXPENSE)





 Interest income             2,475         5,558         4,479        12,571

 Interest expense           (4,866)       (2,498)      (17,292)       (3,240)

 Other income                2,890            --         2,890            --

 Loan fees                      --            --            --        (1,251)

 Total other income
 (expense)                     499         3,060        (9,923)        8,080

NET INCOME (LOSS) BEFORE
INCOME TAXES               244,541       (26,300)        87,596       18,477

 Income Tax Expense
 (Note 4)                       --            --             --          --

NET INCOME (LOSS)         $244,541       ($26,300)       $87,596      $18,477

 Net income (loss)
 per common and common
 equivalent share         $  0.033        ($0.004)      $  0.012       $0.002

 Weighted average
 common and common
 equivalent shares
 outstanding (Note 5)    7,434,054       7,327,698     7,434,054    7,327,698


See accompanying notes to financial statements






AMERICONNECT, INC.
Statements of Cash Flows
(Unaudited)




                                                For the Six
                                               Months Ended

                                   June 30, 1996           June 30, 1995

 Cash flows from operating
 activities:

  Net income                          $  87,596                 $  18,477

  Adjustments to reconcile
  net income to cash provided
  by/(used in) operating
  activities:

  Depreciation and amortization          40,002                     34,576

  Provision for doubtful accounts       128,680                    162,835

  (Increase) decrease in assets:
    Accounts receivable                (581,714)                   (443,037)

  Accounts receivable -
  trade with affiliates                  (5,356)                     (2,803)

  Prepaid commissions                    34,985                          --

  Other current assets                      309                       10,269

  Deposits                                1,501                          637

  Increase (decrease) in liabilities:
    Accounts payable - trade            223,382                          654

    Sales tax payable                    16,207                       31,705

    Accrued office closing costs        (8,539)                       (9,307)

    Deferred Income                         --                       (13,384)

    Customer deposits                     2,001                           --

    Other accrued liabilities               515                      (24,730)

    Net cash used in operating
    activities                          (60,431)                     (234,108)

Cash flows from investing activities:

  Purchase of equipment and software    (15,327)                      (72,791)

  Notes receivable -
  director/shareholder                       --                        (3,000)

  Payments on notes receivable -
  director/shareholder                    14,500                           --

  Notes receivable - employees           (10,000)                          --

  Notes receivable - agents              (20,000)                     (20,000)

  Payments on agents notes receivable      1,137                       16,762

  Net cash used in investing activities  (29,690)                     (79,029)

  Cash flows from financing activities:

  Proceeds from bank loan              5,895,000                    1,745,000

  Payments on bank loan               (5,895,000)                  (1,703,198)

  Sale of stock to employees               4,588                        2,250

  Net cash provided by financing
  activities                               4,588                       44,052

  Net decrease in cash                   (85,533)                    (269,085)

Cash at beginning of period              293,492                      405,942

Cash at end of period                   $207,959                     $136,857


 Supplemental disclosures of
 cash flow information
 Cash paid during the period for:

   Interest                             $ 16,560                     $  2,461
   Income taxes                         $  2,245                     $  3,320



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

	The consolidated balance sheets as of June 30, 1996, the consolidated statements of operations for the six months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ended
 June 30, 1996 and 1995 have been prepared by the Company, without audit.
 In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1996, and for all periods presented have been made.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
 December 31, 1995 annual report to shareholders.  The results of operations for the periods ended June 30, 1996, and June 30, 1995, are not necessarily indicative of the operating results for the full year.


NOTE 2 - NOTE RECEIVABLE - DIRECTOR/SHAREHOLDER

	During 1994 and early 1995, the Company made loans totaling $14,500 to a director/shareholder. They were secured by 19,000 shares of the Company's common stock and bore interest at 2 1/2% over the published prime rate found in The Wall Street Journal. The loans were paid in full on January 24, 1996.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

	The Company has a contract with a firm to provide subscriber statement processing and billing services. The contract is for a period of three (3) years and expires in September 1996. The Company has negotiated a month-to-month arrangement that will begin in October 1996 and continue until shortly after the merger is consummated. If the merger is not consummated, the Company intends to negotiate a long term contract.
 Terms of the contract provide for a monthly base charge with additional per unit processing charges.

	The Company has a contract with Sprint to provide telecommunications services for the Company's customers. The Company has negotiated an amendment to the contract that was retroactive to January 1, 1996.
 The amendment covers the pricing of the services for a term of two years beginning January 1, 1996. The Company has a monthly minimum usage commitment of $500,000 for each of the months covered by the agreement with a total minimum commitment of $12,000,000. In the event the Company's customers use less than the minimum commitment, the difference is due and payable by the Company to Sprint. Prior to the amendment, the Company had a minimum monthly commitment of $1,000,000. For the period September 1, 1995, through December 1, 1995, the Company had an accumulated shortfall of approximately $719,549 which will be offset by the amount by which the Company's actual monthly billed usage for the period beginning on January 1, 1996 exceeds the $500,000 minimum commitment. As a result of this offset, at June 30, 1996, there was no accumulated shortfall and the Company was in compliance with the contractual requirements ofthe agreement. In the event the proposed merger with Phoenix Network, Inc. occurs (See Note 9), the Company's amendment to the Sprint contract will terminate on the closing date.

	The Company has a contract with WilTel to provide telecommunications services at discounted rates which will vary based upon the amount of usage by the Company. The term of this usage commitment is thirty-nine
 (39) months. The Company's agreement with WilTel calls for a minimum monthly usage commitment of $50,000 through January 1998. In the event the Company's customers use less than the minimum commitment in any month, the difference is due andpayable by the Company to WilTel in the following month. On June 21, 1996, the Company executed an amendment to the contract. The amendment provides for additional discounts to the Company for the usage months of June, July, August and September of 1996. In the event the proposed merger with Phoenix Network, Inc. does not occur (See Note 9), the Company's monthly commitment would increase to $250,000 beginning with October 1996 usage and continue for the remainder of the existing term. The Company was in compliance with the contractual requirements of the agreement throughout the quarter ended June 30, 1996.

	On June 1, 1996, the Company entered into a revolving credit facility which expires October 1, 1996, and allows for maximum borrowings by the Company of the lesser of $1,000,000 or 50% of eligible (less than 61 days old) receivables. Interest is payable monthly at the bank's prime rate (8.25% at June 30, 1996) plus 2%. Under the terms of the credit facility, the Company is required to meet certain financial covenants. The line is secured by all of the Company's accounts receivable. During the second quarter of 1996, the Company had used this facility for short term borrowings, but had no outstanding borrowings at quarter end. At June
 30, 1996, the Company was in default of certain of these financial covenants, which defaults are continuing. While the Company currently does not expect these defaults to impair its ability to utilize this facility during the remainder of the existing term, it may negatively impact the Company's ability to renew the credit facility. In the event the credit facility cannot be renewed or the Company is unable to utilize the existing facility, the Company would attempt to obtain a comparable credit facility from an alternative financing source. While the Company has been able to obtain such facilities in the past, there can be no assurance that the Company will beable to obtain a credit facility with comparable terms or at all. The inability to obtain a credit facility would have a material adverse effect on the Company's financial condition and business.

	In accordance with the terms of the credit facility, the Company purchased a term life insurance policy on a key employee with a face amount of $1,750,000 during the year ended December 31, 1994. Annual premiums are approximately $3,500.


NOTE 4 - INCOME TAXES

	A valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized.

	The valuation allowance was adjusted for three month period ended June 30, 1996, and the year ended December 31, 1995, as follows:


	                         	  June 30, 1996	     December 31, 1995

 Valuation allowance,
 beginning of period	          $1,667,882 	           	$591,512

 Valuation adjustment	            (51,214)             	576,370

 Adjustment in allowance
 due to change in estimate	             --             	500,000

 Valuation allowance, end
 of period	                    $1,616,668             	$1,667,882






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

	STOCK OPTION PLANS: On July 29, 1988, the Company adopted a stock option plan allowing 300,000 shares of unissued but authorized common stock for issuance of incentive and/or non-qualified stock options. At June 30, 1996, all options had been granted under the plan, and 23,000 options had been returned to the Company by employees who resigned prior to vesting.
Such returned options are again available for use under the plan.

	On May 27, 1994, the Company adopted a second stock option plan allowing for 500,000 shares of unissued but authorized common stock for issuance of incentive and/or non-qualified stock options. As of June 30, 1996, 487,000 options under this plan had been granted and 174,356 options had been returned to the Company by employees who resigned prior to vesting. Such returned options are again available for use under the plan.

Stock option transactions for the period ended June 30, 1996, are summarized below:


                          	1988 Plan	          1994 Plan	        Total
Outstanding, beginning
of quarter	                  166,000 	           314,000       	480,000

  Granted                        	--                 	--             	--

  Exercised	                  (3,000)                	-- 	        (3,000)

  Cancelled	                      -- 	           (12,000)	       (12,000)

Outstanding, end of
 period	                      163,000 	          302,000 	       465,000

Option price per share
exercised	               $0.03 - $0.50 	              --	   $0.03 - $0.50

Price for outstanding
options 	                $0.03 - $0.50 	    $0.26 - $0.75  	$0.03 - $0.75


	The expiration dates for the options issued under the 1988 Plan range from May 1998 to December 2003. At June 30, 1996, 23,000 shares were available for future grants under the 1988 Plan.

	The expiration dates for the options issued under the 1994 Plan range from August 2004 to December 2005. At June 30, 1996, 187,356 shares were available for future grants under the 1994 Plan.


NOTE 6 - NOTES RECEIVABLE

		The Company conducts a portion of its business through agents.  Some of these agents have borrowed from the Company in order to obtain necessary capital to expand their operations.  These borrowings are represented by short term promissory notes.  The terms of the notes permit the Company to withhold the monthly payments from commissions due the agents, if necessary.  The interest rate for all the notes is 2 1/2% over the prime rate published by The Wall Street Journal.  At December 31, 1994, a reserve of $100,000 was established against amounts due from a specific agent whose receivable, including unpaid charges, aggregated $498,061.  During 1995, the Company and this agent became involved in litigation, and it was determined that no recovery on the amounts would be made.  As a result, the remaining receivable of $398,061 was written off.  The Company has negotiated a mutual release of all claims with this specific agent.  The
Company received a credit in the amount of $300,000 in the second quarter of 1996 as a partial recovery of the amounts previously written off.


NOTE 7 - PROFIT SHARING PLAN

	The Company adopted a 401(k) savings plan effective January 1, 1994, covering nearly all eligible employees with at least six months of service. Under the terms of the plan, employees may contribute up to 15% of their gross wages. The Company matches 100% of the first 3% contributed by each employee. The Company's contribution to the plan was $9,639 in the first six months of 1996.


NOTE 8 - ONGOING OPERATIONS

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The Company reported a net income of $87,596 for the six month period ended June 30, 1996. At this time, liabilities exceed assets by $144,856. Excluding the $300,000 credit, the Company would have reported a net loss of $212,404. In order to be profitable on an operating basis, the Company must achieve sufficient volume levels to obtain additional discounts under its existing carrier contracts or reduce other costs. In addition, the Company may explore financing and other strategic transactions, such as the proposed merger (discussed in Note 9 below).

	The proposed merger would reduce the Company's direct operating costs through volume discounts on long-distance pricing from its carriers and would provide certain economies of scale which management believes would allow its operations to become profitable and allow it to compete for new and existing customers. If, for any reason, the proposed merger is not consummated, the Company plans to increase sales and reduce its costs and will continue to explore other strategic alternatives (which may include financings, mergers, acquisitions, joint ventures or other strategic transactions).


NOTE 9 - SUBSEQUENT EVENT

		On January 15, 1996, the Company and Phoenix Network, Inc. ("Phoenix"),
a Golden, Colorado-based long distance reseller and provider of value-added telecommunications services, signed a letter of intent to merge the two companies in a stock-for-stock transaction.  The parties executed a definitive merger agreement on June 14, 1996.  In connection with the proposed merger, Phoenix will issue shares of its common stock in exchange for all of the outstanding shares of the Company.  It is currently anticipated that the closing will take place in October 1996, pending the obtaining of all necessary regulatory approvals and approval of the
Company's shareholders.  There can be no assurance the Company's shareholders will approve the merger or that the other conditions to the merger will be satisfied.


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

General

	The Company's financial condition and results of operations continue to be negatively affected by increasing competition which contributes to lower profit margins and increasing costs for new sales. While the proposed merger with Phoenix Network, Inc. will afford the new entity savings via combined carrier contracts and other economies of scale, there is no assurance that the proposed merger will be consummated.

	Competition. Intense competition in the long distance telecommunications industry continues in 1996. Major long distance companies like AT&T and Sprint are continuing to market directly to the Company's primary market - small to medium-sized businesses. Other existing competitors are aggressively reducing rates to maintain and build customer base and expand minute volume. In addition, new competitors continue to emerge targeting the Company's primary market. Many of these competitors sought to build volume quickly and, in order to accomplish this goal, sold their long distance services at rates that, in the Company's opinion, do not reflect the full costs of doing business. Accordingly, while the Company reduced its rates and undertook efforts to maintain and build its customer base (as described below), the Company was unable to match the rates and/or services offered by many of its competitors, thereby increasing the number of customers lost to competitors. While the Company continued to acquire new customers, lost business and rate reductions to existing accounts more than offset new business. While total minutes billed increased approximately 7% from the second quarter 1995 to the second quarter 1996, the average revenue per minute dropped approximately 9%.

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

Second Quarter Results 1996 Compared to Second Quarter Results 1995

	Total Revenues. Total revenues decreased from $4,405,288 in the second quarter 1995 to $4,342,095 in the second quarter 1996, a decrease of $63,193 or approximately 1%. The decrease is attributable to the decrease in average revenue per minute as previously discussed.

	Direct Operating Costs. Direct operating costs decreased from $3,360,777 in the second quarter 1995 to $3,169,951 in the second quarter 1996, a decrease of $190,826 or approximately 6%. As a percentage of revenues, direct operating costs decreased from approximately 76% in the second quarter of 1995 to approximately 73% in the second quarter of 1996. The decrease is attributable mainly to the execution of an amended contract with one of the Company's underlying carriers that afforded the Company more competitive rates. The Company's direct operating costs decreased approximately
$261,000 as a result of the amended contract. Of the $261,000, approximately $133,000 related to first quarter 1996 usage.

	Selling, Administrative and General Expenses. The Company's selling, administrative and general expenses decreased from $1,055,094 in the second quarter 1995 to $908,305 in the second quarter 1996, a decrease of $146,789 or approximately 14%. As a percentage of revenue, selling, administrative and general expenses decreased from approximately 24% in the second quarter 1995 to approximately 21% in the second quarter 1996. The decrease in selling, administrative and general expenses is due in large part to the recovery of a bad debt previously written off. The Company received a credit in the amount of $300,000 related to the bad debt previously written off. Without the effect of the $300,000 credit, selling, administrative and general expenses would have increased from $1,055,094 in the second quarter of 1995 to $1,208,305 in the second quarter of 1996, an increase of $153,211 or approximately 14%. The biggest single increase in this expense category in dollars was in compensation expense.

Compensation expenses increased from $601,987 in the second quarter 1995 to $674,008 in the second quarter 1996, an increase of $72,021 or approximately 12%. Salaries for sales related positions increased from $79,627 to $115,719, an increase of $36,092 or approximately 45%, which resulted from the addition of several sales positions throughout 1996. In-house commissions increased from $8,531 to $27,102, an increase of $18,571 or approximately 218%. Agent commissions increased from $361,211 to $373,142, an increase of $11,931 or approximately 3% due to the introduction in late 1995 of a commission plan designed to attract high volume agents.

	Fees for professional services increased from $49,415 in the second quarter
 1995 to $109,196 in the second quarter 1996, an increase of $59,781 or approximately 121%.  This increase resulted primarily from increases in the costs of legal and accounting services associated with the potential merger previously mentioned.

Six Month Results 1996 Compared to Six Month Results 1995

	Total Revenues.  Total revenues decreased from $8,932,261 for the first six months of 1995 to $8,606,697 for the first six months of 1996, a decrease of
 $325,564 or approximately 4%.  This decrease in revenues is attributable to the decrease in average revenue per minute.


	Direct Operating Costs.  Direct operating costs decreased from $6,805,223 for the first six months of 1995 to $6,372,297 for the first six months of 1996, a decrease of $432,926 or approximately 6%.  As a percentage of revenues, direct operating costs decreased from approximately 76% in 1995 to 74% in
 1996.  The decrease was the result of the execution of a new carrier contract that was effective September 1, 1995 and an amendment to the new contract that was effective January 1, 1996. (See Second Quarter Results above.)

	Selling, Administrative and General Expenses. The Company's selling, administrative and general expenses increased from $2,082,065 for the first six months of 1995 to $2,096,879 for the first six months of 1996, an increase of $14,814 or approximately 1%. As a percentage of revenue, selling, administrative and general expenses increased from 23% in 1995 to 24% in 1996. The increase in selling, administrative and general expenses was insignificant due in large part to the recovery of a bad debt previously written off. The Company received a credit in the amount of $300,000 related to the bad debt previously written off. Without the effect of the $300,000 credit, selling, administrative and general expenses would have increased from $2,082,065 for the first six months of 1995 to $2,396,879 for the first six months of 1996, an increase of $314,814 or approximately 28%.
 The biggest single increase in this expense category in dollars was in compensation expense.

	Compensation expenses increased from $1,136,816 for the first six months of
 1995 to $1,324,579 for the first six months of 1996, an increase of
 $187,763 or approximately 16%.  Salaries for sales related positions increased from $135,274 to $221,314, an increase of $86,040 or approximately 64%, which resulted from the addition of several sales positions throughout 1996.
 In-house commissions increased from $19,775 to $51,739, an increase of
 $31,964 or approximately 162%.  Agent commissions increased from $672,104 to
 $727,111, an increase of $55,007 or approximately 8% due to the introduction in late 1995 of a commission plan designed to attract high volume agents.
	Fees for professional services increased from $94,103 for the first six months of 1995 to $215,714 for the first six months of 1996, an increase of $121,611 or approximately 129%.  This increase resulted primarily from increases in the costs of legal and accounting services associated with the potential merger previously mentioned.


Liquidity and Capital Resources

	On December 31, 1995 and June 30, 1996, the Company had a stockholders' deficit of $237,041 and $144,856, respectively. During the first six months of 1995, the Company used $234,108 cash from operations. During the first six months of 1996, the Company used $60,431 cash in operations.

	The Company has a contract with Sprint to provide telecommunications services for the Company's customers.  The Company has negotiated an amendment to the contract that was retroactive to January 1, 1996.  The amendment covers the pricing of the services for a term of two years beginning January 1, 1996.
 The Company has a monthly minimum usage commitment of $500,000 for each of the months covered by the agreement with a total minimum commitment of
 $12,000,000.  In the event the Company's customers use less than the minimum commitment, the difference is due and payable by the Company to Sprint.  Prior to the amendment, the Company had a minimum monthly commitment of
 $1,000,000.  For the period September 1, 1995, through December 1, 1995, the
 Company had an accumulated shortfall of approximately $719,549 which will be offset by the amount by which the Company's actual monthly billed usage for the period beginning on January 1, 1996 exceeds the $500,000 minimum commitment.  As a result of this offset, at June 30, 1996, there was no accumulated shortfall and the Company was in compliance with the contractual requirements of the agreement.  In the event the proposed merger with Phoenix Network, Inc. occurs (See Note 9), the Company's amendment to the Sprint contract will terminate on the closing date.

	The Company has a contract with WilTel to provide telecommunications services at discounted rates which will vary based upon the amount of usage by the
 Company.  The term of this usage commitment is thirty-nine (39) months.
 The Company's agreement with WilTel calls for a minimum monthly usage commitment of $50,000 through January 1998.  In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable by the Company to WilTel in the following month.  On
 June 21, 1996, the Company executed an amendment to the contract.  The amendment provides for additional discounts to the Company for the usage months of June, July, August and September of 1996.  In the event the proposed merger with Phoenix Network, Inc. does not occur (See Note 9), the Company's monthly commitment would increase to $250,000 beginning with October 1996 usage and continue for the remainder of the existing term.  The Company was in compliance with the contractual requirements of the agreement throughout the quarter ended June 30, 1996.

	On June 1, 1996, the Company entered into a revolving credit facility which expires October 1, 1996, and allows for maximum borrowings by the Company of the lesser of $1,000,000 or 50% of eligible (less than 61 days old)
 receivables.  Interest is payable monthly at the bank's prime rate (8.25% at
 June 30, 1996) plus 2%.  Under the terms of the credit facility, the
 Company is required to meet certain financial covenants.  The line is secured by all of the Company's accounts receivable.  During the second quarter of
 1996, the Company had used this facility for short term borrowings, but had no outstanding borrowings at quarter end.  At June 30, 1996, the Company was in default of certain of these financial covenants, which defaults are continuing.  While the Company currently does not expect these defaults to impair its ability to utilize this facility during the remainder of the existing term, it may negatively impact the Company's ability to renew the credit facility.  In the event the credit facility cannot be renewed or the
 Company is unable to utilize the existing facility, the Company would attempt to obtain a comparable credit facility from an alternative financing source.
 While the Company has been able to obtain such facilities in the past, there can be no assurance that the Company will be able to obtain a credit facility with comparable terms or at all.  The inability to obtain a credit facility would have a material adverse effect on the Company's financial condition and business.

	In accordance with the terms of the credit facility, the Company purchased a term life insurance policy on a key employee with a face amount of
 $1,750,000 during the year ended December 31, 1994.  Annual premiums are approximately $3,500.

	At June 30, 1996, the Company had a ratio of current assets to current liabilities of 0.91. Working capital deficit at June 30, 1996 was $271,145.

	The Company's business as a non-facilities based reseller of long distance telecommunications services is generally not a capital intensive business, and at June 30, 1996, the Company had no material commitments for capital expenditures. The Company anticipates any additional capital expenditures in the future will be confined to minimal purchases of office fixtures and equipment.

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

	Control by Officers and Directors. As of June 30, 1996, the Company's executive officers and directors beneficially owned or controlled approximately 46.5% of the total voting power represented by the Company's outstanding capital stock, taking into account that holders of the Company's Class A Common Stock are entitled to five votes per share of such stock and assuming the exercise of all outstanding options for the Company's capital stock which are exercisable within sixty (60) days.
The votes represented by the shares beneficially owned or controlled by the Company's executive officers and directors would, if they were cast together, control the election of a majority of the Company's directors and the outcome of most corporate actions requiring stockholder approval.

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

	1.	WilTel Amendment, dated June 11, 1996, by and between Registrant and
    WilTel.

	2.	Mercantile Promissory Note, dated June 1, 1996, by and between Registrant and Mercantile Bank.

	3.	Financial Data Schedule

(b)	Reports on Form 8-K

	On June 20, 1996, the Company filed a report on Form 8-K under Item 5 - Other
 Events regarding a press release issued by the Company and Phoenix announcing that they had executed a definitive merger agreement.


	SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized (the undersigned being its President).

									AMERICONNECT, INC.

Date:	August 14, 1996
							/s/ Robert R. Kaemmer
							Robert R. Kaemmer
							President



June 11, 1996




Mr. Robert R. Kaemmer
President
AmeriConnect
6750 West 93rd., Suite 110
Overland Park, KS 66212

Dear Bob,

This letter serves to clarify an issue related to the existing WilMAX Agreement between AmeriConnect and WilTel (TSA#AMC-940627).

Due to a pending "purchase/merger" agreement between AmeriConnect and Phoenix Network, Inc. and the fact that Phoenix is a current WilTel customer, WilTel has agreed to give AmeriConnect a 15% discount on all applicable traffic billed to AmeriConnect's WilMAX accounts. This 15% replaces the current term/volume discount applied under AmeriConnect's existing WilMAX Agreement.

This 15% discount applies only to applicable traffic during the months of June, July, August and September 1996 (i.e., July, August, September and October, 1996 invoices). All other terms and conditions of AmeriConnect's WilMAX agreement have not changed and remain in full force and effect.

If, for any reason, the agreement between AmeriConnect and Phoenix is not consumated by the end of September, 1996, AmeriConnect has agreed to increase its current $50,000 commitment under its WilMAX agreement to $250,000 beginning with the traffic in the month of October, 1996 and continuing for the remainder of the existing Service Term.

The discounts applied beginning with October traffic will be as stated in AmeriConnect's WilMAX Agreement at the
$250,000 level.

Furthermore, should the agreement between AmeriConnect and Phoenix be postponed beyond September 30, 1996 and completed at a later date, there will be no retroactive rerating of AmeriConnect's traffic at a discount higher than the then-current $250,000 level unless AmeriConnect has independently reached a higher billing level under its WilMAX Agreement.
Bob, if you can think of any other issues that should be included in this arrangement, please let me know. To show your understanding and acceptance of this arrangement, please sign below and return an original to me.

Sincerely,

/s/ Mick Mithelavage
Mick Mithelavage
Senior Carrier Executive
WilTel, Inc.

cc:	Jerry E. Smith
   	Denny Pflaum
	   Michael Bass

I fully understand and accept the arrangement described above.
AmeriConnect, Inc.

/s/ Robert R. Kaemmer     June 21, 1996
Robert R. Kaemmer 	       Date
President


PROMISSORY NOTE

$1,000,000.00	Date: June 1, 1996

FOR THE VALUE RECEIVED, the undersigned, AmeriConnect, Inc., a Delaware corporation ("Borrower") hereby unconditionally promise to pay, to the order of Mercantile Bank, a Kansas state bank ("Bank")

On October 1, 1996, the principal amount of ONE MILLION AND NO/100 Dollars ($1,000,000), or if less, the aggregate unpaid principal amount of all advances made by Bank to Borrower and evidenced by this Note. The aggregate principal amount which Bank shall be committed to have outstanding hereunder any one time shall not exceed ONE MILLION AND NO/100 Dollars ($1,000,000), which amount may be borrowed, paid, reborrowed and repaid in whole or in part. The initial advance, all subsequent advances and all payments made on account of principal may be endorsed by the holder hereof in its records, or, at its option, on a schedule attached to this Note which shall be conclusive evidence of the principal owing and unpaid on this Note.
Borrower further promises to pay to the order ofBank interest on the principal amount from time to time outstanding hereunder at the rate of 2.0% per annum over the "Prime Rate", adjustable daily. Interest is billed as of the last day of each month and is payable by the 10th of the following month, beginning with the payment billed June 30, 1996 and due July 10, 1996, with any remaining accrued interest due at maturity of October 1, 1996.

After maturity, interest shall be payable on demand on the outstanding principal balance at a rate equal to 2.0% per annum in excess of the otherwise payable rate. In addition, if Borrower fails to make any payment of any principal or interest on this Note when due, Borrower promises to pay to the order of Bank on demand a late fee in an amount not to exceed the greater of $25.00 or 5.0% of each late payment. All payments received by Bank shall be applied first to the payment of billed/due and unpaid late fees and the costs and expenses hereinafter described, next to billed/due and unpaid interest hereon, and the remainder to principal. For purposes of this Note the term "Prime rate" shall be the interest rate announced from time to time by Bank as its "Prime rate" on commercial loans (which rate shall fluctuate as and when said Prime rate shall change). Interest shall be computed on the basis of a year consisting of 360 days and paid for actual days elapsed.

All required payments shall be made in immediately available funds in lawful money of the United States of America at the office of Bank situated at 4700
W. 50th Place, Roeland Park, Kansas 66205 or at such other place as the holder may designate in writing. The acceptance by the holder hereof of any principal or interest due after the date it is due as described above shall not be held to establish a custom or waive any rights of the holder to enforce prompt payment of any other principal or interest payments or otherwise.

Bank may record the date and amount of all loans and all payments hereunder in the records it maintains. Bank's books and records showing the account between Bank and Borrower shall be conclusive evidence of the outstanding amounts under this Note.

This Note is referred to in that certain Revolving Loan Agreement dated 6/8/95 by and between Borrower and Bank to which reference is made for a statement of additional terms and conditions, including, but not limited to, acceleration, which may affect this Note.

Borrower has the right to prepay this Note in whole or in part at any time without penalty or premium, provided (1) all billed/due and unpaid interest shall accompany such prepayment; (2) there is not a default under any of the terms of this Note at the time of prepayment; and (3) all prepayments shall be credited and applied to the installments of principal in inverse order of their stated maturity.

Borrower agrees to pay to Bank, upon demand by Bank, all reasonable costs, charges and expenses (including, but not limited to, to the extent permitted by applicable law, the reasonable fees and expenses of any attorney [including, but not limited to, any attorney employed by Bank or any affiliate of Bank] retained by Bank) incurred by Bank in connection with (a) the collection or enforcement of Borrower's liabilities and obligations under this Note, (b) the collection and enforcement of Bank's right in and to any Collateral (hereinafter defined), and/or (c) any litigation, contest, dispute or other proceeding (whether instituted by Bank, Borrower or any other person or entity) in any way relating to Borrower's liabilities and obligations hereunder and/or to the "Collateral." Borrower's obligations, as aforesaid, shall survive payment of this Note. For purposes of this Note, the term "affiliate of Bank" shall mean any entity which controls, is controlled by or is under common control with Bank, including, but not limited to, Mercantile Bancorporation Inc. ("MBI") and any banking or non-banking subsidiary of MBI.

Presentment, demand for payment, protest and notice of dishonor and of protest are hereby severally waived by all parties hereto, whether as maker, endorser or guarantor to Bank.

TO INDUCE BANK TO ACCEPT THIS AGREEMENT AND ALL OTHER AGREEMENTS RELATED HERETO, BORROWER HEREBY IRREVOCABLY AGREES THAT, SUBJECT TO BANK'S SOLE AND ABSOLUTE ELECTION, ALL ACTIONS OR PROCEEDINGS IN ANY WAY, MANNER OR RESPECT ARISING OUT OF OR FROM OR RELATED TO THIS AGREEMENT OR ANY AGREEMENT RELATED HERETO OR ANY COLLATERAL HELD BY BANK IN CONNECTION HEREWITH OR THEREWITH SHALL BE LITIGATED ONLY IN COURTS HAVING SITUS WITHIN THE STATE OF KANSAS OR STATE OF MISSOURI. BORROWER HEREBY CONSENTS AND SUBMITS TO THE JURISDICTION OF ANY LOCAL, STATE OR FEDERAL COURT LOCATED WITHIN EITHER OF SAID JURISDICTIONS. BORROWER HEREBY WAIVES ANY RIGHT IT MAY HAVE TO TRANSFER OR CHANGE THE VENUE
OF ANY LITIGATION BROUGHT IN ACCORDANCE WITH THIS SECTION.  BORROWER AND
BANK IRREVOCABLY WAIVE THE RIGHT TO TRIAL BY JURY WITH RESPECT TO ANY
ACTION IN WHICH BORROWER AND BANK ARE PARTIES.

The liabilities and obligations of Borrower under this Note shall be secured by (a) Accounts Receivable, Furniture, Fixtures, Equipment,
Software and trade name and Life Insurance and (b) any and all balances, credits, deposits or monies of or in the name of Borrower now or hereafter maintained with, and any and all other property of or in name of Borrower now or hereafter in the possession of Bank; and (c) any and all of Bank's security interests, liens or encumbrances heretofore, now and/or from time to time hereafter granted by Borrower and/or any endorser or guarantor to Bank, including, but not limited to, the security interests granted pursuant to Security Agreement (Comprehensive) dated June 8, 1995 and Security Agreement dated June 8, 1995. Borrower hereby grants to Bank a security interest in the Collateral for the payment of all liabilities and obligations of Borrower under this Note, and all renewals and extensions thereof and for the payment of all other present and future obligations to Bank regardless of whether currently contemplated or agreed upon. In addition to and not in limitation of all rights of offset that Bank or any other holder of this Note may have under applicable law, Bank or such other holder of this Note shall have the right to appropriate and apply to the payment of this Note any and all balances, credits, deposits, accounts or moneys of the Borrower than or thereafter with Bank or other holder.

If any of the following events ("Events of Default") shall occur: (a) the Borrower fails to make any payment on this Note when the same shall become due and payable, whether under the terms of this Note or under any agreement, instrument or document heretofore, now or at any time or times hereafter delivered to Bank by Borrower; (b) a default or an event of default under any agreement, instrument or document heretofore now or at any time or times hereafter delivered to Bank by Borrower which is not cured within the time, if any specified therefore in such agreement, instrument or document then, and in each such event, Bank or the holder of this Note may, at its option, declare the entire outstanding principal amount of and all billed/due and unpaid interest on this Note and all other amounts payable by the Borrower hereunder to be forthwith due and payable, whereupon all of the unpaid principal amount, billed/due and unpaid interest and all such other amounts shall be forthwith due and payable, whereupon all of the unpaid principal amount, billed/due and unpaid interest and all such other amounts shall become and be immediately due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower, and Bank or holder may exercise any and all other rights and remedies which it may have under this Note or any other agreement, document or instrument evidencing, security or guaranteeing the payment of this Note or under applicable law.

Notwithstanding anything contained herein to the contrary, in no event shall interest accrue under this Note at a rate in excess of the highest rate permitted by applicable law, and if interest (including, but not limited to, any charge or fee held to be interest by a court or competent jurisdiction) in excess thereof shall be paid, the excess shall constitute a payment of, and be applied to, the principal balance hereof then outstanding, or at Bank's election, shall be repaid to the undersigned.

The undersigned warrant(s) and represent(s) that all loan proceeds of the indebtedness evidenced hereby are to be used exclusively for business purposes and not for personal, family, or household purposes of any of the undersigned.

All obligations of the Borrower (if more than one) hereunder are joint and several. This Note shall be governed by and construed in accordance with the laws of the State of Kansas.

Borrower
AmeriConnect, Inc.
by:  /s/ Robert R. Kaemmer
Robert R. Kaemmer, President

Mailing Address
6750 W. 93rd Street, Suite 110
Overland Park, KS 66212

[ARTICLE]      5

[PERIOD-TYPE]                      6-MOS
[FISCAL-YEAR-END]                  12-31-96
[PERIOD-END]                        6-30-96
[CASH]                              207,959
[SECURITIES]                              0
[RECEIVABLES]                     2,853,097
[ALLOWANCES]                        396,472
[INVENTORY]                               0
[CURRENT-ASSETS]                  2,849,583
[PP&E]                              389,398
[DEPRECIATION]                      270,871
[TOTAL-ASSETS]                    2,986,137
[CURRENT-LIABILITIES]             3,120,728
[BONDS]                                   0
[COMMON]                             65,282
[PREFERRED-MANDATORY]                     0
[PREFERRED]                               0
[OTHER-SE]                         (210,138)
[TOTAL-LIABILITY-AND-EQUITY]      2,986,137
[SALES]                           8,606,697
[TOTAL-REVENUES]                  8,606,697
[CGS]                             6,372,297
[TOTAL-COSTS]                     8,509,178
[OTHER-EXPENSES]                     (7,369)
[LOSS-PROVISION]                          0
[INTEREST-EXPENSE]                   17,292
[INCOME-PRETAX]                      87,596
[INCOME-TAX]                              0
[INCOME-CONTINUING]                  87,596
[DISCONTINUED]                            0
[EXTRAORDINARY]                           0
[CHANGES]                            87,596
[NET-INCOME]                         87,596
[EPS-PRIMARY]                         0.012
[EPS-DILUTED]                         0.012
