Form 10QSB
period 1996-09-30
AMERICONNECT INC
filed 1996-11-15
CIK 837993

U. S. SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549


FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996


[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________________ to___________________

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

As of October 7, 1996, the Issuer had outstanding 6,342,361 shares of Common Stock and 592,033 shares of Class A Common Stock.

Transitional Small Business Disclosure Format (check one):
Yes     		No  X


	PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICONNECT, INC.
Consolidated
Balance Sheets



	ASSETS

                             September 30, 1996              December 31, 1995
                                Unaudited

CURRENT ASSETS



  Cash
                              $  287,412                       $  293,492

Accounts receivable,
net of allowance of
$380,060 at 1996 and
$361,260 at 1995
(Note 2)                       2,144,140                         1,961,815

Accounts receivable
-trade, with affiliates            8,062                             6,065

Accounts receivable-
agents, including
accrued interest                  32,140                             1,492

Notes receivable-
director/shareholder                  --                            14,500

Prepaid commissions               54,567                           126,042

Other current assets              87,105                            94,251

Total current assets           2,613,426                         2,497,657

NON-CURRENT ASSETS

Equipment and software,
net of accumulated
depreciation and
amortization of $292,881
at 1996 and $230,868
at 1995                          100,234                           143,202

Deposits                          18,027                            19,528

TOTAL ASSETS                  $2,731,687                        $2,660,387

See accompanying notes to financial statements



AMERICONNECT, INC.
Consolidated
Balance Sheets




                             September 30, 1996              December 31, 1995
                                Unaudited

LIABILITIES AND
STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable (Note 2)         $3,034,462                   $2,782,432

Sales taxes payable                  101,534                       97,460

Accrued office closing
costs                                     --                        8,539

Other accrued liabilities                513                          733

Total current liabilities          3,136,509                    2,889,164

NON-CURRENT LIABILITIES

Customer deposits                      3,000                        8,264

Total liabilities                  3,139,509                    2,897,428

COMMITMENTS AND
CONTINGENCIES
(Notes 2 and 4)                          --                            --

STOCKHOLDERS'
DEFICIT (Note 4)

Class A common stock,
par value $.00001
per share; 10,000,000
shares authorized;
issued 6,562,033 shares                  66                           66


Common stock, par value
$.01 per share;
20,000,000 shares
authorized; issued
6,522,611 shares                     65,226                       65,050

Additional paid-in capital        3,647,174                    3,642,731

Accumulated deficit              (4,118,425)                  (3,943,025)

Treasury stock - class A
common, at cost; 5,970,000
shares                                  (60)                         (60)

Treasury stock - common,
at cost; 180,250 shares              (1,803)                      (1,803)

Total stockholders' deficit        (407,822)                    (237,041)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT             $2,731,687                   $2,660,387


    See accompanying notes to financial statements

AMERICONNECT, INC.
Consolidated
Statements of Operations
(Unaudited)


                       For The Three Months               For The Nine Months
                       Ended September 30,                Ended September 30,


                     1996           1995           1996           1995

REVENUES

Sales                $4,175,148     $4,177,064     $12,740,335    $13,067,791

Sales to
affiliates               21,967         21,435          63,477         62,969

Total revenues        4,197,115      4,198,499      12,803,812     13,130,760

COSTS AND EXPENSES

Direct operating
costs                 3,237,198      3,487,873       9,609,495     10,293,096

Selling,
administrative and
general expenses      1,207,711      1,215,695       3,304,589      3,297,760

Depreciation and
amortization             22,010         18,810          62,012         53,386

Total costs and
expenses              4,466,919      4,722,378      12,976,096     13,644,242

Operating loss         (269,804)      (523,879)       (172,284)      (513,482)

OTHER INCOME
(EXPENSE)

Interest income           2,410          4,215           6,888         16,786

Interest expense         (6,503)        (3,106)        (23,794)        (6,346)

Loan fees                    --             --              --         (1,251)

Miscellaneous            10,901            377          13,790            377

Total other income
(expense)                 6,808          1,486          (3,116)         9,566

NET LOSS BEFORE
INCOME TAXES           (262,996)      (522,393)       (175,400)      (503,916)

Income tax benefit
(expense) (Note 3)           --             --               --            --

NET LOSS              ($262,996)     ($522,393)      ($175,400)     ($503,916)

Net loss per common
and common
equivalent share         ($.038)        ($.076)         ($.025)        ($.074)

Weighted average
common and common
equivalent shares
outstanding (Note 4)  6,921,189       6,841,499       6,921,189      6,841,499


See accompanying notes to financial statements


AMERICONNECT, INC.
Consolidated
Statements of Cash Flows
(Unaudited)


                                           For the Nine
                                           Months Ended
                                           September 30,

                                  1996              1995

Cash flows from operating
activities:
Net loss                          ($175,400)         ($503,916)

Adjustments to reconcile
net income to cash provided by
(used in) operating activities:

Depreciation and amortization        62,012             53,386

Provision for doubtful accounts     191,650            376,555

(Increase) decrease in assets:
Accounts receivable-trade          (373,975)          (156,457)

Accounts receivable - trade
from related parties                 (1,997)            (2,782)

Prepaid commissions                  71,475                 --

Other current assets                  7,146              35,496

Deposits                              1,501              (3,683)

Increase (decrease) in
liabilities:
Accounts payable - trade            252,030             102,265

Sales tax payable                     4,074              10,528

Accrued office closing costs         (8,539)            (13,349)

Other accrued liabilities              (220)            (23,482)

Customer deposits                    (5,264)             (7,500)

Deferred income                          --             (13,384)

Net cash provided by (used in)
operating activities                  24,493           (146,323)

Cash flows from investing
activities:
Purchase of equipment and
software                            (19,044)            (82,593)

Notes receivable -
director/shareholder                     --              (3,000)

Payments on note receivable
- director/shareholder               14,500                  --

Notes receivable - agents           (20,000)            (20,000)

Notes receivable - employees        (11,400)                 --

Payment on agents notes
receivable                              752              74,864

Net cash used in investing
activities                          (35,192)            (30,729)

Cash flows from financing
activities:

Proceeds from bank loan           8,785,000           4,130,000

Payments on bank loan            (8,785,000)         (3,786,683)

Sale of stock to employees            4,619               2,250

Net cash provided by
financing activities                  4,619             345,567

Net increase (decrease) in cash      (6,080)            168,515

Cash at beginning of period         293,492             405,942

Cash at end of period            $  287,412          $  574,457

Supplemental disclosures of
cash flow information

Cash paid during the period for:
Interest paid                       $27,792             $5,370
Income taxes                          2,245              3,340



See accompanying notes to financial statements


AMERICONNECT, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY: AmeriConnect, Inc. and its wholly owned subsidiary, AmeriConnect, Hampshire (collectively, the "Company") resell long distance telecommunications services primarily to individualsand small to medium-sized businesses. AmeriConnect, Inc. of New Hampshire was formed
June 28, 1993, in order to do business in the state of New Hampshire.

The consolidated balance sheets as of September 30, 1996, the consolidated statements of operations for the nine months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. The results of operations for the periods ended September 30, 1996, and September 30, 1995, are not necessarily indicative of the operating results for the full year.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Company had a contract with a firm to provide subscriber statement processing and billing services. The contract was for a period of three
(3) years and expired in September 1996. The Company has negotiated a month-to-month arrangement that began in October 1996. Terms of the month-to-month arrangement provide for a monthly base charge with additional per unit processing charges.

The Company has a contract with Sprint to provide telecommunications services for the Company's customers. The Company has negotiated an amendment to the contract that was retroactive to January 1, 1996. The amendment covers the pricing of the services for a term of two years beginning
January 1, 1996. The Company has a monthly minimum usage commitment of $500,000 for each of the months covered by the agreement with a total minimum commitment of $12,000,000. In the event the Company's customers use less than the minimum commitment, the difference is due and payable by the Company to Sprint. Prior to the amendment, the Company had a minimum monthly commitment of $1,000,000. For the period September 1, 1995, through December 1, 1995, the Company had an accumulated shortfall of approximately $719,549 which will be offset by the amount by which the Company's actual monthly billed usage for the period beginning on January
1, 1996 exceeds the $500,000 minimum commitment. As a result of this offset, at September 30, 1996, there was no accumulated shortfall and the Company was in compliance with the contractual requirements of the agreement. Due to the fact the merger with Phoenix Network, Inc. was consummated on October 8, 1996 (See Note 7), the Company's amendment to the Sprint contract terminated on the closing date.

The Company has a contract with WilTel to provide telecommunications services at discounted rates which will vary based upon the amount of usage by the Company. The term of this usage commitment is thirty-nine (39) months. The Company's agreement with WilTel calls for a minimum monthly usage commitment of $50,000 through January 1998. In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable by the Company to WilTel in the following month. On June 21, 1996, the Company executed an amendment to the contract. The amendment provides for additional discounts to the Company for the usage months of June, July, August and September of 1996. The Company was in compliance with the contractual requirements of the agreement throughout the quarter ended September 30, 1996.

On June 1, 1996, the Company entered into a revolving credit facility which expired October 1, 1996, and allowed for maximum borrowings by the Company of the lesser of $1,000,000 or 50% of eligible (less than 61 days old) receivables. This facility was renewed on October 1, 1996, and will expire on November 1, 1996. Interest is payable monthly at the bank's prime rate (8.25% at September 30, 1996) plus 2%. Under the terms of the credit facility, the Company is required to meet certain financial covenants. The line is secured by all of the Company's accounts receivable. During the third quarter of 1996, the Company had used this facility for short term borrowings, but had no outstanding borrowings at quarter end. At September 30, 1996, the Company was in default of certain of these financial covenants, which defaults are continuing.

In accordance with the terms of the credit facility, the Company purchased a term life insurance policy on a key employee with a face amount of $1,750,000 during the year ended December 31, 1994. Annual premiums are approximately $3,500.


NOTE 3 - INCOME TAXES

A valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized.

The valuation allowance was adjusted for the nine month period ended September 30, 1996, and the year ended December 31, 1995, as follows:


                           		 September 30, 1996		    December 31, 1995

Valuation allowance,
beginning of period	          $1,667,882  	           	 $591,512

Valuation adjustment	             47,419 	               576,370

Adjustment in allowance
due to change in estimate	            --       	         500,000

Valuation allowance, end
of period	                    $1,715,301 	             $1,667,882



NOTE 4 - COMMON STOCK, WARRANTS AND OPTIONS

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

STOCK OPTION PLANS: On July 29, 1988, the Company adopted a stock option plan allowing 300,000 shares of unissued but authorized common stock for issuance of incentive and/or non-qualified stock options. At September 30, 1996, all options had been granted under the plan, and 23,000 options had been returned to the Company by employees who resigned prior to vesting. Such returned options are again available for use under the plan.

On May 27, 1994, the Company adopted a second stock option plan allowing for 500,000 shares of unissued but authorized common stock for issuance of incentive and/or non-qualified stock options. As of September 30, 1996, 487,000 options under this plan had been granted and 182,856 options had been returned to the Company by employees who resigned prior to vesting. Such returned options are again available for use under the plan.

Stock option transactions for the period ended September 30, 1996, are summarized below:


                            	1988 Plan	        1994 Plan	       Total

Outstanding, beginning
of quarter	                   163,000 	          302,000 	    465,000

Granted	                           --                	-- 	         --

Exercised	                     (1,000)	               -- 	     (1,000)

Cancelled	                         -- 	           (8,500)	     (8,500)

Outstanding, end
of period                 	    162,000 	          293,500 	   455,500

Option price per share
exercised	                       $0.03                	--	       $0.03

Price for outstanding
options 	                     $0.03 - $0.50 	   $0.26 - $0.75 	$0.03 - $0.75


The expiration dates for the options issued under the 1988 Plan range from May 1998 to December 2003. At September 30, 1996, 23,000 shares were available for future grants under the 1988 Plan.

The expiration dates for the options issued under the 1994 Plan range from August 2004 to December 2005. At September 30, 1996, 195,856 shares were available for future grants under the 1994 Plan.


NOTE 5 - PROFIT SHARING PLAN

The Company adopted a 401(k) savings plan effective January 1, 1994, covering nearly all eligible employees with at least six months of service. Under the terms of the plan, employees may contribute up to 15% of their gross wages. The Company matches 100% of the first 3% contributed by each employee. The Company's contribution to the plan was $14,907 in the first nine months of 1996.


NOTE 6 - ONGOING OPERATIONS

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The Company reported a net loss of $175,400 for the nine month period ended September 30, 1996. At this time, liabilities exceed assets by $407,822.


NOTE 7 - SUBSEQUENT EVENT

On January 15, 1996, the Company and Phoenix Network, Inc. ("Phoenix"), a Golden, Colorado-based long distance reseller and provider of value-added telecommunications services, signed a letter of intent to merge the two companies in a stock-for-stock transaction. The parties executed a definitive merger agreement on June 14, 1996. In connection with the merger, Phoenix issued approximately 2.6 million shares of its common stock in exchange for all of the outstanding shares of the Company. The merger was consummated on October 8, 1996.


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

Competition. Intense competition in the long distance telecommunications industry continues in 1996. Major long distance companies like AT&T and Sprint are continuing to market directly to the Company's primary market - small to medium-sized businesses. Other existing competitors are aggressively reducing rates to maintain and build customer base and expand minute volume. In addition, new competitors continue to emerge targeting the Company's primary market. Many of these competitors sought to build volume quickly and, in order to accomplish this goal, sold their long distance services at rates that, in the Company's opinion, do not reflect the full costs of doing business. Accordingly, while the Company reduced its rates and undertook efforts to maintain and build its customer base
(as described below), the Company was unable to match the rates and/or services offered by many of its competitors, thereby increasing the number of customers lost to competitors. While the Company continued to acquire new customers, lost business and rate reductions to existing accounts more than offset new business. While total minutes billed increased approximately 8% from the third quarter 1995 to the third quarter 1996, the average revenue per minute dropped approximately 11%.

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


Third Quarter Results 1996 Compared to Third Quarter Results 1995

Total Revenues. Total revenues decreased from $4,198,499 in the third quarter 1995 to $4,197,115 in the third quarter 1996, a decrease of $1,384. The decrease is attributable to the decrease in average revenue per minute as previously discussed.

Direct Operating Costs. Direct operating costs decreased from $3,487,873 in the third quarter 1995 to $3,237,198 in the third quarter 1996, a decrease of $250,675 or approximately 7%. As a percentage of revenues, direct operating costs decreased from approximately 83% in the third quarter of 1995 to approximately 77% in the third quarter of 1996. The decrease is due in large part to the fact that approximately $200,000 in credits due from a supplier were written-off in the third quarter of 1995. Excluding the effects of the write-off, direct operating costs as a percentage of revenues for the third quarter of 1995 would have been approximately 78%.

Selling, Administrative and General Expenses. The Company's selling, administrative and general expenses decreased from $1,215,695 in the third quarter 1995 to $1,207,711 in the third quarter 1996, a decrease of $7,984 or approximately 11%. As a percentage of revenue, selling, administrative and general expenses remained constant at approximately 29%.

Compensation expenses increased from $609,856 in the third quarter 1995 to $680,225 in the third quarter 1996, an increase of $70,369 or approximately 12%. Salaries for sales related positions increased from $82,479 to $108,311, an increase of $25,832 or approximately 31%, which resulted from the addition of several sales positions throughout 1996. In-house commissions increased from $9,434 to $27,698, an increase of $18,264 or approximately 194%. Agent commissions increased from $358,422 to $377,503, an increase of $19,081 or approximately 5% due to the introduction in late 1995 of a commission plan designed to attract high volume agents.

Fees for professional services increased from $51,043 in the third quarter 1995 to $117,843 in the third quarter 1996, an increase of $66,800 or approximately 131%. This increase resulted primarily from increases in the costs of legal and accounting services associated with the merger.

Nine Month Results 1996 Compared to Nine Month Results 1995

Total Revenues. Total revenues decreased from $13,130,760 for the first nine months of 1995 to $12,803,812 for the first nine months of 1996, a decrease of $326,948 or approximately 2%. This decrease in revenues is attributable to the decrease in average revenue per minute.

Direct Operating Costs. Direct operating costs decreased from $10,293,096 for the first nine months of 1995 to $9,609,495 for the first nine months of 1996, a decrease of $683,601 or approximately 7%. As a percentage of revenues, direct operating costs decreased from approximately 78% in 1995 to 75% in 1996. The decrease was the result of the execution of a new carrier contract that was effective September 1, 1995 and an amendment to the new contract that was effective January 1, 1996. (See Third Quarter Results above.)

Selling, Administrative and General Expenses. The Company's selling, administrative and general expenses increased from $3,297,760 for the first nine months of 1995 to $3,304,589 for the first nine months of 1996, an increase of $6,829 or approximately 1%. As a percentage of revenue, selling, administrative and general expenses increased from 25% in 1995 to 26% in 1996. The increase in selling, administrative and general expenses was insignificant due in large part to the recovery of a bad debt previously written off. The Company received a credit in the amount of $300,000 related to the bad debt previously written off. Without the effect of the $300,000 credit, selling, administrative and general expenses would have increased from $3,297,760 for the first nine months of 1995 to $3,604,589 for the first nine months of 1996, an increase of $306,829 or approximately 29%. The biggest single increase in this expense category in dollars was in compensation expense.

Compensation expenses increased from $1,746,672 for the first nine months of 1995 to $2,004,804 for the first nine months of 1996, an increase of $258,132 or approximately 15%. Salaries for sales related positions increased from $217,752 to $329,625, an increase of $111,873 or approximately 57%, which resulted from the addition of several sales positions throughout 1996. In-house commissions increased from $29,208 to $79,437, an increase of $50,229 or approximately 172%. Agent commissions increased from $1,030,526 to $1,104,613, an increase of $74,087 or approximately 7% due to the introduction in late 1995 of a commission plan designed to attract high volume agents.

Fees for professional services increased from $145,146 for the first nine months of 1995 to $333,557 for the first nine months of 1996, an increase of $173,411 or approximately 119%. This increase resulted primarily from increases in the costs of legal and accounting services associated with the merger.


Liquidity and Capital Resources

On December 31, 1995 and September 30, 1996, the Company had a stockholders' deficit of $237,041 and $407,822, respectively. During the first nine months of 1995, the Company used $146,323 cash from operations. During the first nine months of 1996, the Company provided $24,493 cash from operations.

The Company has a contract with Sprint to provide telecommunications services for the Company's customers. The Company has negotiated an amendment to the contract that was retroactive to January 1, 1996. The amendment covers the pricing of the services for a term of two years beginning January 1, 1996. The Company has a monthly minimum usage commitment of $500,000 for each of the months covered by the agreement with a total minimum commitment of $12,000,000. In the event the Company's customers use less than the minimum commitment, the difference is due and payable by the Company to Sprint. Prior to the amendment, the Company had a minimum monthly commitment of $1,000,000. For the period September 1, 1995, through December 1, 1995, the Company had an accumulated shortfall of approximately $719,549 which will be offset by the amount by which the Company's actual monthly billed usage for the period beginning on January
1, 1996 exceeds the $500,000 minimum commitment. As a result of this offset, at September 30, 1996, there was no accumulated shortfall and the Company was in compliance with the contractual requirements of the agreement. Due to the fact the merger with Phoenix Network, Inc. was consummated on October 8, 1996 (See Note 7), the Company's amendment to the Sprint contract terminated on the closing date.

The Company has a contract with WilTel to provide telecommunications services at discounted rates which will vary based upon the amount of usage by the Company. The term of this usage commitment is thirty-nine (39) months. The Company's agreement with WilTel calls for a minimum monthly usage commitment of $50,000 through January 1998. In the event the Company's customers use less than the minimum commitment in any month, the difference is due and payable by the Company to WilTel in the following month. On June 21, 1996, the Company executed an amendment to the contract. The amendment provides for additional discounts to the Company for the usage months of June, July, August and September of 1996. The Company was in compliance with the contractual requirements of the agreement throughout the quarter ended September 30, 1996.

On June 1, 1996, the Company entered into a revolving credit facility which expired October 1, 1996, and allowed for maximum borrowings by the Company of the lesser of $1,000,000 or 50% of eligible (less than 61 days old) receivables. This facility was renewed on October 1, 1996, and will expire on November 1, 1996. Interest is payable monthly at the bank's prime rate (8.25% at September 30, 1996) plus 2%. Under the terms of the credit facility, the Company is required to meet certain financial covenants. The line is secured by all of the Company's accounts receivable. During the third quarter of 1996, the Company had used this facility for short term borrowings, but had no outstanding borrowings at quarter end. At September 30, 1996, the Company was in default of certain of these financial covenants, which defaults are continuing.

In accordance with the terms of the credit facility, the Company purchased a term life insurance policy on a key employee with a face amount of $1,750,000 during the year ended December 31, 1994. Annual premiums are approximately $3,500.

At September 30, 1996, the Company had a ratio of current assets to current liabilities of 0.83. Working capital deficit at September 30, 1996 was $523,083.

The Company's business as a non-facilities based reseller of long distance telecommunications services is generally not a capital intensive business, and at September 30, 1996, the Company had no material commitments for capital expenditures. The Company anticipates any additional capital expenditures in the future will be confined to minimal purchases of office fixtures and equipment.


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

Control by Officers and Directors. As of September 30, 1996, the Company's executive officers and directors beneficially owned or controlled approximately 46.5% of the total voting power represented by the Company's outstanding capital stock, taking into account that holders of the Company's Class A Common Stock are entitled to five votes per share of such stock and assuming the exercise of all outstanding options for the Company's capital stock which are exercisable within sixty (60) days. The votes represented by the shares beneficially owned or controlled by the Company's executive officers and directors would, if they were cast together, control the election of a majority of the Company's directors and the outcome of most corporate actions requiring stockholder approval.

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



	PART 2. - OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K

(a)	Exhibits

	1.  Financial Data Schedule

(b)	Reports on Form 8-K

On September 3, 1996, the Company filed a report on Form 8-K - Events regarding a press release issued by the Company that they have established the close of business on September 3, 1996, as the record date for determining the stockholders entitled to notice of and to vote at a special meeting of stockholders to be held to consider and approve the proposed merger with a wholly owned subisidary of Phoenix Network, Inc.





	SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized (the undersigned being its President).

AMERICONNECT, INC.

Date:	November 14, 1996
							/s/ Robert R. Kaemmer
							Robert R. Kaemmer
							President


[ARTICLE]     5

[PERIOD-TYPE]                       9-MOS
[FISCAL-YEAR-END]                   12-31-96
[PERIOD-END]                        09-30-96
[CASH]                               287,412
[SECURITIES]                         0
<RECEIVABLE>                        2,564,402
[ALLOWANCES]                        380,060
[INVENTORY]                         0
[CURRENT-ASSETS]                    2,613,426
[PP&E]                               393,115
[DEPRECIATION]                        292,881
[TOTAL-ASSETS]                      2,731,687
[CURRENT-LIABILITIES]               3,136,509
[BONDS]                              0
[PREFERRED-MANDATORY]                0
[PREFERRED]                         0
[COMMON]                            65,292
[OTHER-SE]                         (473,114)
[TOTAL-LIABILITY-AND-EQUITY]        2,731,687
[SALES]                            12,803,812
[TOTAL-REVENUES]                   12,803,812
[CGS]                               9,609,495
[TOTAL-COSTS]                      12,976,096
[OTHER-EXPENSES]                   (20,678)
[LOSS-PROVISION]                    0
[INTEREST-EXPENSE]                23,794
[INCOME-PRETAX]                   (175,400)
[INCOME-TAX]                       0
[INCOME-CONTINUING]               (175,400)
[DISCONTINUED]                     0
[EXTRAORDINARY]                    0
[CHANGES]                           0
[NET-INCOME]                      (75,400)
[EPS-PRIMARY]                     (.025)
[EPS-DILUTED]                      (.025)